Form 10-Q
period 1996-06-30
RANCON REALTY FUND V
filed 1996-08-15
CIK 769131

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-16467

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                    California                              33-0098488
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification)


       400 South El Camino Real, Suite 1100
              San Mateo, California                            94402
              (Address of principal                         (Zip Code)
                executive offices)

                                   (415) 343-9300
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No


            Total number of units outstanding as of June 30, 1996: 99,763

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)
                                                  June 30,    December 31,
                                                    1996          1995
                                                  --------    -----------
          Assets
          Investments in Real Estate:
            Rental property (net of accumulated
               depreciation of $14,363 and
               $13,405 at June 30, 1996 and
               December 31, 1995, respectively)  $ 35,619       $ 36,000
            Land held for development               9,812          9,799
            Land held for sale                      1,005          1,005
                                                  -------        -------
          Total investments in real
             estate, net                           46,436         46,804

          Cash and cash equivalents                 7,190            676
          Pledged cash                                  2            351
          Other assets (net of accumulated
            amortization of $1,351 and $1,233
            at June 30, 1996 and December 31,
            1995, respectively)                     2,572          2,344
                                                  -------        -------
               Total assets                      $ 56,200       $ 50,175
                                                  =======        =======
          Liabilities and Partners' Equity (Deficit)
          Liabilities:
            Accounts payable and other
             liabilities                         $    272       $    256
            Interest payable                           75            ---
            Notes payable                          15,416          8,615
                                                  -------        -------
               Total liabilities                   15,763          8,871
                                                  -------        -------
          Commitments and contingent liabilities
            (see Note 4)

          Partners' equity (deficit):
            General partners                         (913)          (904)
            Limited partners (99,763 limited
             partnership units outstanding)        41,350         42,208
                                                  -------        -------
               Total partners' equity              40,437         41,304
                                                  -------        -------
               Total liabilities and partners'
                equity                           $ 56,200       $ 50,175
                                                  =======        =======

                   See accompanying notes to financial statements.

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
            (in thousands, except per unit amounts and units outstanding)
                                     (Unaudited)
                                           Three months ended    Six months
ended
                                           June 30   May 31,   June 30,    May
31,
                                            1996       1995      1996       1995
                                          --------   --------   -------
- - -------
   Revenue:
     Rental income                       $  1,731   $  1,621  $  3,438   $
3,187
     Interest income                           22         26        31
38
                                          -------    -------   -------
- - -------
   Total revenue                            1,753      1,647     3,469
3,225
                                          -------    -------   -------
- - -------
   Operating Costs and Expenses:
     Operating (including $27 paid to
      Sponsor in 1995)                        749        748     1,612
1,454
     Depreciation and amortization            618        530     1,178
1,059
     Expenses associated with undeveloped
      land                                    209        145       365
364
     Interest expense                         318        179       544
333
     Administrative expense (including
       $83 paid to Sponsor in 1995)           312        316       637
573
                                          -------    -------   -------
- - -------
   Total operating costs and expenses       2,206      1,918     4,336
3,783
                                          -------    -------   -------
- - -------
   Net loss                              $   (453)  $   (271) $   (867)  $
(558)
                                          =======    =======   =======
=======


   Net loss per limited partnership
     unit                                $  (4.49)  $  (2.69) $  (8.60)  $
(5.53)
                                          =======    =======   =======
=======
   Distribution per limited partnership
     unit                                $    ---   $    ---  $    ---   $
- - ---
                                          =======    =======   =======
=======

   Weighted average number of limited
     partnership units outstanding during
     each period used to compute net loss
     per limited partnership unit          99,763     99,804    99,763
99,806
                                          =======    =======   =======
=======










                   See accompanying notes to financial statements.

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
               For the six months ended June 30, 1996 and May 31, 1995
                                    (in thousands)
                                     (Unaudited)

                                               General   Limited
                                              Partners  Partners    Total
                                              --------  --------   -------
          Balance at December 31, 1995       $   (904) $ 42,208   $ 41,304

          Net loss                                 (9)     (858)      (867)
                                              -------   -------    -------
          Balance at June 30, 1996           $   (913) $ 41,350   $ 40,437
                                              =======   =======    =======



          Balance at November 30, 1994       $   (744) $ 58,407   $ 57,663

          Retirement of Limited Partnership
            Units                                 ---        (9)        (9)

          Net loss                                 (6)     (552)      (558)
                                              -------   -------    -------
          Balance at May 31, 1995            $   (750) $ 57,846   $ 57,096
                                              =======   =======    =======
























                   See accompanying notes to financial statements.

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                         Six months ended
                                                       June 30,    May 31,
                                                         1996        1995
                                                        -------    --------
          Cash flows from operating activities:
            Net loss                                 $   (867)    $   (558)
            Adjustments to reconcile net loss
             to net cash used for operating activities:
              Depreciation and amortization             1,178        1,059
              Changes in assets and liabilities:
                Lease commissions and loan fees          (382)         (87)
                Other assets                              (66)          (6)
                Accounts payable and other
                 liabilities                               16         (424)
                Interest payable                           75          (50)
                Payable to Sponsor                        ---         (194)
                                                      -------      -------
              Net cash used for operating
               activities                                 (46)        (260)
                                                      -------      -------
          Cash flows from investing activities:
           Pledged cash released                          349          ---
           Property development costs                    (590)        (607)
                                                      -------      -------
              Cash used for investing activities         (241)        (607)
                                                      -------      -------
          Cash flows from financing activities:
           Proceeds from notes payable                  9,600        2,484
           Payments on notes payable                   (2,799)         (34)
           Retirement of Limited Partnership Units        ---           (9)
           Other liabilities                              ---            3
                                                      -------      -------
              Cash provided by financing activities     6,801        2,444
                                                      -------      -------
          Net increase in cash and cash
            equivalents                                 6,514        1,577

          Cash at beginning of period                     676        2,309
                                                      -------      -------
          Cash at end of period                      $  7,190     $  3,886
                                                      =======      =======
          Supplemental disclosure of cash
           flow information:
            Cash paid for interest                   $    469     $    412
                                                      =======      =======
            Interest capitalized                     $    ---     $     29
                                                      =======      =======

                   See accompanying notes to financial statements.

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors or RFC) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, the related statements of operations for the three and six months ended June 30, 1996 and May 31, 1995, and changes in partners' equity and cash flows for the six months ended June 30, 1996 and May 31, 1995.

          Effective   with  the   year  ending   December  31,   1996,  the
          Partnership's year end has been changed from November 30 to December 31.

          As of January 1, 1994, RFC performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994 the Partnership contracted with Partnership Asset Management Company, a California corporation to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of Partnership Asset Management Company to purchase all of its outstanding shares of stock. Partnership Asset Management Company was not considered to be an affiliate of the Partnership or RFC at the time of purchase.

          In December, 1994 RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

          Organization - In order to satisfy certain lender requirements for the Partnership's new loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside (see Note 5), Rancon Realty Fund V Tri City Limited Partnership, a Delaware limited partnership ("RRF V Tri City") was formed in May, 1996. The three properties securing the loan were contributed to RRF V Tri City by the
          Partnership. The limited partner of RRF V Tri City is the Partnership and the general partner is Rancon Realty Fund V, Inc., wholly owned by the Partnership.

          Since the Partnership indirectly owns 100% of RRF V Tri City, the financial statements of RRF V Tri City have been consolidated with those of the Partnership.

          Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements   should  be   read  in
          conjunction with the Notes to Financial Statements included in the fiscal 1995 audited financial statements.

          Note 3.   RELATED PARTY TRANSACTIONS
                    --------------------------
          Payable to Sponsor - As a result of the agreement between RFC and Glenborough (see Note 1), RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $194,000, and were
          reflected  as  Payable to  Sponsor at  November  30, 1994.   Such

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          amount  was paid during the  three and six  months ended February
          28, 1995.

          Reimbursable Expenses and Management Fees to Sponsor - The Partnership had an agreement with the Sponsor for property management services through December 31, 1994. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $27,000 for the six months ended May 31, 1995. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see
          Note 1).

          The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1994 the Sponsor made the decision to merge Partnership Asset Management Company into RFC and thereby bring administrative, legal and development work in-house. These services had previously been provided by Partnership Asset Management Company and, effective January 1, 1995, are being provided by Glenborough as described in Note 1. Reimbursable costs incurred by the Partnership totaled $94,000 for the six months ended May 31, 1995, of which the Partnership capitalized $11,000. The amount incurred in 1995 is reduced by an $83,000 rebate of the amounts paid by the Partnership for services provided by the Sponsor during the 1994 calendar year.

          Note 4.   COMMITMENTS AND CONTINGENT LIABILITIES
                    --------------------------------------
          The Partnership  is  contingently liable  for  subordinated  real estate commissions payable to the Sponsor in the amount of $102,000 at June 30, 1996. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

          Note 5.   NOTES PAYABLE
                    -------------
          On May 10, 1996, the Partnership obtained new permanent financing of $9,600,000, secured by real estate referred to as Lakeside Tower, One Parkside and One Carnegie Plaza. After disbursing $2,785,000 for the payoff of an existing loan, $271,000 in loan fees, and funding $107,000 in reserves/escrow, the Partnership netted $6,437,000 in financing proceeds. The proceeds were added to the Partnership's cash reserves to allow management greater

                                RANCON REALTY FUND V,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          flexibility in exploring different options for strengthening the Partnership's financial position.

          This new loan which matures May 1, 2006 is a 10-year fixed rate loan with a 25-year amortization. It accrues interest at a rate of 9.39% per annum, with $83,142 in principal and interest payments due monthly, commencing July 1, 1996.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of February, 1989, Rancon Realty Fund V (the Partnership) was fully funded from the sale of all limited partnership units in the amount of $90,743,000 (net of selling and organization expenses). As of June 30, 1996, the Partnership had cash of $7,190,000 resulting primarily from the new permanent financing described below. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $46,436,000 at June 30, 1996.

          The Partnership's primary sources of funds consist of the proceeds of its public offerings of limited partnership units, new financing and cash provided by its rental activities. Other sources of funds include, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

          All of the Partnership's properties are located within the Inland Empire submarket of the Southern California region. The Southern California economy in general, and the real estate industry in particular, is considered to be in a recessionary cycle. The Partnership may receive both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease payments owed to the Partnership, a decrease in competitive market lease rates and land prices, and an inability to obtain financing for further property development. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

          On May 10, 1996, the Partnership obtained new permanent financing of $9,600,000. This loan is a 10-year fixed rate loan with a 25-year amortization, bearing interest at 9.39%. The loan funded the payoff of an existing loan plus accrued interest totaling $2,785,000. After paying refinancing fees of $271,000 and funding $107,000 into a reserve/escrow account, the Partnership netted $6,437,000. The proceeds were added to the Partnership's cash reserves to allow management greater flexibility in exploring different options for strengthening the Partnership's financial position. The new loan requires $83,142 in monthly principal and interest payments commencing July 1, 1996.

          Seven properties within the Tri-City Corporate Centre project in San Bernardino, California (Tri-City) are operating with approximately 446,000 total leasable square feet, including the most recently constructed, a 25,000 square foot building for Bally's Health Club which was completed December, 1995. Bally's Health Club signed a 15 year lease, which commenced effective January 1, 1996.

          Phase I of Rancon Centre Ontario is completed, with the Partnership continuing to own approximately 245,000 leasable square feet. Phase II received final approval from the Ontario Planning Commission in November, 1992. Phase II was originally scheduled to be subdivided into small lots suitable for approximately 39 buildings, ranging between 4,000 and 8,000 square feet. There is currently no demand for properties such as this and the Partnership has allowed the tentative map (which would have subdivided the property into small lots) to expire. It is likely that the Partnership will attempt to identify users interested in large build-to-suit buildings of approximately 250,000 plus square feet. In an effort to facilitate such build-to-suits, the Partnership purchased a 5.76 acre parcel in December, 1995 that was located between Phase II and an also undeveloped Phase III. This purchase also protected the value of the Partnership's investment by providing the Partnership ownership of contiguous land and preventing development adverse to the Partnership's interest. Further development of the unimproved land remaining at Rancon Centre Ontario will coincide with market demand.

          There has  been  no  development to  date  at  the  Partnership's
          Perris-Ethanac  Road  or   Perris-Nuevo  Road  projects.     Both
          properties are being marketed for sale by the Partnership.

          The Partnership does not anticipate the sale of any significant portion of its properties until after the completion of development of such property or the liquidation of the Partnership. Any cash generated from property sales may be utilized in the development of other properties, or distributed to the partners. The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership.

          In addition to the new financing, the Partnership has a $5,816,000 note payable, secured by One Carnegie Plaza, which matures in 2001. This loan currently requires a monthly debt service payment of approximately $53,000 per month. The Partnership is pursuing more desirable financing.

          Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

          Management believes that the Partnership's cash balance as of June 30, 1996, together with the cash from operations and/or
          future  property  sales,  will  be  sufficient  to  finance   the
          Partnership's and the properties' continued operations and development plans.

          RESULTS OF OPERATIONS
          ---------------------
          The Partnership's year end has been changed from November 30 to December 31.

          Rental Income:

          Rental income for the three and six months ended June 30, 1996 increased 7% and 8% or $110,000 and $251,000 from the three and six months ended May 31, 1995, respectively, due primarily to the commencement of operations at Bally's Health Club starting January 1, 1996 and the increased occupancy at two of the Partnership's larger properties, One Carnegie Plaza and Lakeside Tower.

          Occupancy rates at the Partnership's properties as of June 30, 1996 and May 31, 1995 were as follows:
                                            June 30,        May 31,
                                              1996           1995
                                             ------         ------
               One Carnegie Plaza              87%            66%
               Two Carnegie Plaza              86%            85%
               Carnegie Business Center II     65%            71%
               Lakeside Tower                  78%            72%
               Santa Fe                       100%           100%
               One Parkside                    92%            83%
               Rancon Centre Ontario          100%            92%
               Bally's Health Club            100%            n/a

          Tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, the California Department of Transportation, State of California Health Services, MacLachlan, Burford and Arias, the Atchison, Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with lease expiration dates of June, 1997, July, 1998, October, 1998, December 1998, September, 1999, November, 2000, February, 2004 and December, 2010, respectively. These eight tenants, in the aggregate, occupy approximately 203,000 square feet of the 446,000 total leasable square feet at Tri-City and account for 52% of the rental income generated at Tri-City and 47% of the total rental income for the Partnership.

          During the first half of fiscal year 1996, the Partnership has executed five new leases for a total of 37,000 square feet of space, has executed six lease renewals for 30,000 square feet of space and is in various stages of negotiation on five leases and/or lease renewals for a total of 17,000 square feet of space at Tri-City.

          United Pacific Mills, with a lease expiration date of April, 1998, occupies 74,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and accounts for 27% of the rental income generated at Rancon Centre Ontario and 3% of the total rental income generated by the Partnership. In the first quarter of 1996, the Partnership finalized a lease for 20,000 square feet of space, which brough the occupancy rate at Rancon Centre Ontario to 100%.

          Operating Costs and Expenses:

          Operating expenses for the six months ended June 30, 1996 increased 11% or $158,000 from the six months ended May 31, 1995 due primarily to increased operating costs associated with increased occupancy, including the Bally's Health Club (Bally's) facility being placed into service January 1, 1996. This increase in physical occupancy had a smaller impact on rental revenue than operating expenses due to the accounting treatment of free rent where rental revenue during the six months ended June 30, 1996 was adjusted down to offset free rent given in calendar year 1995, in essence straight lining rental revenue over the term of the related leases.

          Depreciation and amortization for the three and six months ended June 30, 1996 increased 19% and 12% or $99,000 and $130,000 from the three and six months ended May 31, 1995, respectively due in large part to the conversion of the Bally's facility from a project under construction to a fully operating depreciable property. The increase in leasing commissions associated with the general increase in occupancy has also resulted in higher amortization expense during the three and six months ended June 30, 1996 over the three and six months ended May 31, 1995.

          Interest expense for the three and six months ended June 30, 1996 increased by 67% and 58% or $128,000 and $200,000, respectively from the three and six months ended May 31, 1995 as a result of the increase in the Partnership's average outstanding debt in 1996.

          After accounting for a $83,000 rebate received during the six months ended May 31, 1995 for services provided by the Sponsor during the 1994 calendar year, gross administrative expenses actually decreased to $637,000 for the six months ended June 30, 1996 versus $656,000 for the six months ended May 31, 1995. The primary reason for the $19,000 or 3% decrease was legal and other professional fees incurred in December, 1994.

          PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    None.

               (b)  Reports on Form 8-K:

                    None.

                                      SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RANCON REALTY FUND V,
                                    a California Limited Partnership
                                    (Registrant)




       Date: August 13, 1996 By:    /s/ Daniel L. Stephenson
                                    Daniel  L. Stephenson,  General Partner and
                                    Director, President, Chief Executive
                                    Officer and
                                    Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund V,
                                    a California Limited Partnership