Form 10-Q
period 1996-09-30
RANCON REALTY FUND V
filed 1996-11-14
CIK 769131

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


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

                                         Yes  X   No
                                             ---     ---

       Total number of units outstanding as of September 30, 1996: 99,765

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                   September 30,    December 31,
                                                        1996            1995
Assets
Real estate investments:
    Rental property, net of accumulated
     depreciation of $14,801 and
     $13,465 at September 30, 1996 and
     December 31, 1995, respectively                    $35,969         $36,000
    Land held for development                             9,559           9,799
    Land held for sale                                    1,005           1,005
                                                        -------         -------

     Total real estate investments                       46,533          46,804

Cash and cash equivalents                                 5,453             676
Pledged cash                                                  2             351
Accounts receivable                                         183             169
Deferred  financing  costs and other fees,
    net of accumulated amortization of $1,475
    and $1,233 at September 30, 1996 and
    December 31, 1995, respectively                       1,358           1,218
Prepaid expenses and other assets                         1,111             957
                                                        -------         -------
     Total assets                                       $54,640         $50,175
                                                        =======         =======













                                  - continued -

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
              (in thousands, except units outstanding) - continued
                                   (Unaudited)

                                                  September 30,     December 31,
                                                       1996              1995

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses             $   668           $   256
    Interest payable                                       75                --
    Notes payable                                      13,883             8,615
                                                      -------           -------

     Total liabilities                                 14,626             8,871
                                                      -------           -------

Commitments and contingent liabilities
  (see Note 5)

Partners' equity (deficit):
    General partners                                     (917)             (904)
    Limited partners, 99,765 limited
     partnership units outstanding at
     September 30, 1996 and December 31, 1995          40,931            42,208
                                                      -------           -------

     Total partners' equity                            40,014            41,304
                                                      -------           -------

     Total liabilities and partners' equity           $54,640           $50,175
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


                                         RANCON REALTY FUND V,
                                    A CALIFORNIA LIMITED PARTNERSHIP

                                 Consolidated Statements of Operations
                     (in thousands, except per unit amounts and units outstanding)
                                              (Unaudited)

                                                    Three months ended
   Nine months ended
                                               September 30,    August 31,
September 30,    August 31,
                                                    1996           1995
 1996            1995
                                                 ---------     ----------
----------       --------

Revenue:
   Rental income                                  $  1,753       $  1,497
$  5,191       $  4,684
   Interest income                                      49             31
      80             69
                                                  --------       --------
--------       --------

      Total revenue                                  1,802          1,528
   5,271          4,753
                                                  --------       --------
--------       --------

Expenses:
   Operating, including $27 paid to
      Sponsor in 1995                                  853            819
   2,465          2,273
   Interest expense                                    375            186
     919            530
   Depreciation and amortization                       565            520
   1,743          1,568
   Expenses associated with undeveloped land           160            151
     525            515
   General and administrative expenses,
      including $83 paid to Sponsor in 1995            272            284
     909            857
                                                  --------       --------
--------       --------

      Total expenses                                 2,225          1,960
   6,561          5,743
                                                  --------       --------
--------       --------

Net loss                                          $   (423)      $   (432)
$ (1,290)      $   (990)
                                                  ========       ========
========       ========



Net loss per limited partnership unit             $  (4.20)      $  (4.29)
$ (12.80)      $  (9.82)
                                                  ========       ========
========       ========


Weighted average number of limited
   partnership units outstanding during
   each period used to compute net loss
   per limited partnership unit                     99,765         99,800
  99,765         99,804
                                                  ========       ========
========       ========






                            See accompanying notes to financial statements.

                                              Page 4 of 15

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

      Consolidated Statements of Partners' Equity (Deficit) (in thousands)
        For the nine months ended September 30, 1996 and August 31, 1995
                                   (Unaudited)


                                            General      Limited
                                           Partners     Partners        Total

Balance at December 31, 1995               $   (904)    $ 42,208     $ 41,304

Net loss                                        (13)      (1,277)      (1,290)
                                           --------     --------     --------

Balance at September 30, 1996              $   (917)    $ 40,931     $ 40,014
                                           ========     ========     ========




Balance at November 30, 1994               $   (744)    $ 58,407     $ 57,663

Retirement of limited partnership units          --           (9)          (9)

Net loss                                        (10)        (980)        (990)
                                           --------     --------     --------

Balance at August 31, 1995                 $   (754)    $ 57,418     $ 56,664
                                           ========     ========     ========




















                 See accompanying notes to financial statements.

                                   RANCON REALTY FUND V,
                              A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Statements of Cash Flows (in thousands)
                                        (Unaudited)
                                                                      Nine
months ended
                                                                 September 30,
 August 31,
                                                                     1996
    1995
                                                                  ----------
 -------
Cash flows from operating activities:
  Net loss                                                          $ (1,290)
 $   (990)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
       Depreciation and amortization                                   1,743
    1,568
       Amortization of loan fees, included in interest expense            22
       16
       Changes in certain assets and liabilities:
           Lease commissions paid                                       (126)
     (177)
           Accounts receivable                                           (14)
      (39)
           Prepaid expenses and other assets                            (154)
      280
           Accounts payable and accrued expenses                         412
     (212)
           Interest payable                                               75
      (50)
           Payable to Sponsor                                             --
     (194)
                                                                    --------
 --------

           Net cash provided by operating activities                     668
      202
                                                                    --------
 --------

Cash flows from investing activities:
    Pledged cash released                                                349
       --
    Additions to real estate investments                              (1,185)
   (1,702)
                                                                    --------
 --------

       Cash used for investing activities                               (836)
   (1,702)
                                                                    --------
 --------

Cash flows from financing activities:
  Net loan proceeds                                                   13,911
    2,484
  Loan fees paid                                                        (323)
       --
  Notes payable principal payments                                    (8,643)
      (53)
  Retirement of limited partnership units                                 --
       (9)
                                                                    --------
 --------

       Net cash provided by financing activities                       4,945
    2,422
                                                                    --------
 --------

Net increase in cash and cash equivalents                              4,777
      922

Cash and cash equivalents at beginning of period                         676
    2,309
                                                                    --------
 --------

Cash and cash equivalents at end of period                          $  5,453
 $  3,231
                                                                    ========
 ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $    822
 $    653
                                                                    ========
 ========
  Interest capitalized                                              $     --
 $     73
                                                                    ========
 ========
                       See accompanying notes to financial statements

                                                   Page 6 of 15

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, the related statements of operations for the three and nine months ended September 30, 1996 and August 31, 1995, and changes in partners' equity and cash flows for the nine months ended September 30, 1996 and August 31, 1995.

Effective with the year ending December 31, 1995, the Partnership's reporting year end changed from November 30 to December 31.

Effective January 1, 1994, the Partnership had contracted with RFC to perform on the Partnership's behalf, financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services are subject to the provisions of the Partnership Agreement.

In December, 1994 RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Consolidation - In order to satisfy certain lender requirements for the Partnership's new loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside (see Note 6), Rancon Realty

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Fund V Tri City Limited Partnership, a Delaware limited partnership ("RRF V Tri City") was formed in May, 1996. The three properties securing the loan were contributed to RRF V Tri City by the Partnership. The limited partner of RRF V Tri City is the Partnership and the general partner is Rancon Realty Fund V, Inc., wholly owned by the Partnership.

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

Note 3.           RELATED PARTY TRANSACTIONS

The Partnership had an agreement with the Sponsor for property management services through December 31, 1994. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $27,000 for the one month ended December 31, 1994. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, such services are being provided by Glenborough as described in Note 1.

As a result of the agreement between RFC and Glenborough, RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $194,000, and were accrued by the Partnership in fiscal year 1994 and paid in the first quarter of fiscal year 1995.

The remainder of the reimbursable costs incurred by the Partnership totaled $94,000 for the nine months ended August 31, 1995, of which the Partnership capitalized $11,000. The amount incurred in 1995 is reduced by an $83,000 rebate of the amounts paid by the Partnership for services provided by the Sponsor during the 1994 calendar year.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)


Note 4.           INVESTMENT IN REAL ESTATE

In September, 1996, construction on a 6,500 square foot building for Outback Steakhouse was completed. The Partnership and the tenant entered into a 10-year ground lease with four 5-year options. As a result of the completion of the property, $570,000 was reclassified from land held for development to rental property.

Note 5.           COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at September 30, 1996. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of nine percent per annum on their adjusted invested capital.

Note 6.           NOTES PAYABLE

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

This new loan, which matures August 1, 2006, is a 10-year fixed rate loan with a 25-year amortization. It accrues interest at a rate of 9.39% per annum, with $83,142 in principal and interest payments due monthly, commencing July 1, 1996.

On August 30, 1996, the Partnership entered into a new financing agreement for its $5,812,000 note payable secured by One Carnegie Plaza. The new agreement required a $1,500,000 principal paydown in exchange for a reduction in the stated interest rate from 10.0% to 8.25%. Accordingly, on August 30, 1996, the Partnership made a $1,500,000 principal payment plus paid $57,000 of accrued interest and loan fees. The new loan terms provide for monthly principal and interest payments totaling $33,995 commencing November 1, 1996, with a maturity date of December 1, 2001. Additionally, the lower interest rate will result in annual savings to the Partnership of approximately $75,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

In February, 1989, Rancon Realty Fund V (the Partnership) was fully funded from the sale of all limited partnership units in the amount of $90,743,000 (net of selling and organization expenses). As of September 30, 1996, the Partnership had cash of $5,453,000 resulting primarily from the new permanent financing described below. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $46,533,000 at September 30, 1996.

The Partnership's primary sources of funds consist of the proceeds of its public offerings of limited partnership units, new financing and cash provided by its rental activities. Other sources of funds include property sales and interest income on deposits of funds invested temporarily, pending use in the development of properties.

All but one of the  Partnership's  operating  properties  are located within the
Inland Empire submarket of the Southern California region. The Southern California economy in general, and the real estate industry in particular, is considered to be in a recessionary cycle. The Partnership may receive both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease payments owed to the Partnership, a decrease in competitive market lease rates and land prices, and an inability to obtain financing for further property development. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

     Property                        Type                 Square Feet
One Carnegie Plaza                 Office                    102,600
Two Carnegie Plaza                 Office                     68,900
Carnegie Business Center II        R & D                      50,800
Lakeside Tower                     Office                    112,600
Sante Fe                           Office                     36,300
One Parkside                       Office                     70,100
Bally's Health Club                Health Club                25,000
Outback Steakhouse                 Restaurant                  6,500

The Partnership also owns approximately 43 acres of unimproved land in the Tri-City area.

Additionally, the Partnership currently owns the Rancon Center Ontario property (245,000 square feet of leasable office space) in Ontario, California plus approximately 118 acres of unimproved land in various parts of Southern California.

In September, 1996, construction of a 6,500 square foot building for Outback Steakhouse was completed. Outback Steakhouse signed a 10-year ground lease with four 5-year options which commenced at the end of September, 1996.

Phase I of Rancon Centre Ontario is completed, with the Partnership continuing to own approximately 245,000 leasable square feet. Phase II received final approval from the Ontario Planning Commission in November, 1992. Phase II was originally scheduled to be subdivided into small lots suitable for approximately 39 buildings, ranging between 4,000 and 8,000 square feet. There is currently no demand for properties such as this and the Partnership has allowed the tentative map (which would have subdivided the property into small lots) to expire. It is likely that the Partnership will attempt to identify users interested in build-to-suit buildings of approximately 250,000 plus square feet. In an effort to facilitate such build-to-suits, the Partnership purchased a 5.76 acre parcel in December, 1995 that was located between Phase II and an also undeveloped Phase III. This purchase also protected the value of the Partnership's investment by providing the Partnership ownership of contiguous land and preventing development adverse to the Partnership's interest. Further development of the unimproved land remaining at Rancon Centre Ontario will coincide with market demand.

There has been no development to date at the Partnership's Perris-Ethanac Road or Perris-Nuevo Road projects. Both properties are being marketed for sale by the Partnership.

The Partnership does not anticipate the sale of any significant portion of its properties until after the completion of development of such property or upon liquidation of the Partnership. Any cash generated from property sales may be utilized in the development of other properties, or distributed to the partners.

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

On August 30, 1996, the Partnership entered into a new financing agreement on its $5,812,000 loan secured by One Carnegie Plaza. As part of the new agreement, the Partnership made a $1,500,000 principal paydown plus paid $57,000 for accrued interest and loan fees. In return for the $1,500,000 paydown on the loan, the lender reduced its rate of interest from 10.0% to 8.25%, thereby saving the Partnership approximately $75,000 annually on the new balance over the remaining five years of the loan term. The new loan terms provide for a maturity date of December 1, 2001 and requires monthly principal and interest payments of $33,995, commencing November 1, 1996.

Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of September 30, 1996, together with the cash from operations and/or future property sales, will be sufficient to finance the Partnership's and the properties' continued operations and development plans.

RESULTS OF OPERATIONS

The Partnership's reporting year end has been changed from November 30 to December 31. Since the Partnership's operations are not seasonal, comparisons will reflect the three and nine months ended September 30, 1996 versus the three and nine months ended August 31, 1995.

Rental income for the three and nine months ended September 30, 1996 increased $256,000 and $507,000 or 17% and 11% from the three and nine months ended August 31, 1995, respectively, due primarily to the commencement of operations of the Bally's Health Club on January 1, 1996 and the increased occupancy at two of the Partnership's larger properties, One Carnegie Plaza and Lakeside Tower.

Occupancy rates at the Partnership's properties as of September 30, 1996 and August 31, 1995 were as follows:
                                              September 30,      August 31,
                                                  1996              1995

         One Carnegie Plaza                        87%               67%
         Two Carnegie Plaza                        83%               87%
         Carnegie Business Center II               65%               77%
         Lakeside Tower                            77%               66%
         Santa Fe                                 100%              100%
         One Parkside                              92%               83%
         Rancon Centre Ontario                    100%               92%
         Bally's Health Club                      100%               n/a
         Outback Steakhouse                       100%               n/a

Tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, New York Life Insurance, the California Department of Transportation, State of California Health Services, MacLachlan, Burford and Arias, the Atchison, Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with leases expiring at various dates between June, 1997 and December, 2010. These nine tenants, in the aggregate, occupy approximately 212,000 square feet of the 473,000 total leasable square feet at Tri-City and account for 53% of the rental income generated at Tri-City and 48% of the total rental income for the Partnership.

United Pacific Mills, with a lease expiration date of April, 1998, occupies 74,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and accounts for 26% of the rental income generated at Rancon Centre Ontario and 3% of the total rental income generated by the Partnership.

Operating expenses for the three and nine months ended September 30, 1996 increased $34,000 and $192,000 or 4% and 8% from the three and nine months ended August 31, 1995, respectively due primarily to increased operating costs associated with increased occupancy, including the

Bally's Health Club (Bally's) facility being placed into service January 1, 1996. This increase in physical occupancy had a smaller impact on rental revenue than operating expenses due to the accounting treatment of free rent where rental revenue during the three and nine months ended September 30, 1996 was reduced to offset free rent given in calendar year 1995, in essence straight lining rental revenue over the term of the related leases.

Depreciation and amortization for the three and nine months ended September 30, 1996 increased $45,000 and $175,000 or 9% and 11% from the three and nine months ended August 31, 1995, respectively due in large part to the conversion of the Bally's facility from a project under construction to a depreciable property. The increase in leasing commissions associated with the general increase in occupancy has also resulted in higher amortization expense during the three and nine months ended September 30, 1996 over the three and nine months ended August 31, 1995.

Interest expense for the three and nine months ended September 30, 1996 increased $189,000 and $389,000 or 102% and 73%, respectively, from the three and nine months ended August 31, 1995 as a result of the increase in the Partnership's average outstanding debt in 1996.

After excluding the $83,000 rebate received during the nine months ended August 31, 1995 for services provided by the Sponsor during the 1994 calendar year, gross general and administrative expenses actually decreased to $909,000 for the nine months ended September 30, 1996 from $940,000 for the nine months ended August 31, 1995. The primary reason for the $31,000 or 3% decrease was legal and other professional fees incurred in December, 1994.

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

                  #27 - Financial Data Schedule

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


                                     RANCON REALTY FUND V,
                                     a California Limited Partnership
                                     (Registrant)






Date: November 13, 1996              By:/s/Daniel L. Stephenson
                                        Daniel L. Stephenson, General Partner
                                        and Director, President, Chief Executive
                                        Officer and Chief Financial Officer of
                                        Rancon Financial Corporation,
                                        General Partner of Rancon Realty Fund V,
                                        a California Limited Partnership