Form 10-K
period 1996-12-31
RANCON REALTY FUND V
filed 1997-03-31
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.
                      For the year ended December 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.
                  For the transition period from ______to_____

                         Commission file number: 0-16467

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               California                                33-0098488
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification No.)

   400 South El Camino Real, Suite 1100                  94402-1708
           San Mateo, California                         (Zip Code)
   (Address of principal executive offices)

       Partnership's telephone number, including area code (415) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. Not applicable

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), File no. 2-90327, is incorporated by reference in Part IV hereof.

                        Exhibit Index located on Page 39

                                     Part I


Item 1.  Business

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offerings of limited partnership units ("Units") in February, 1989. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corporation ("RFC"). RFC is wholly owned by DLS. At December 31, 1996, 99,767 Units were outstanding. The Partnership has no employees.

The Partnership's initial acquisition of property in June, 1985 was for approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partners of the Partnership. Since the acquisition of the land, the Partnership has constructed eight projects at Tri-City consisting of five office projects (one of which has two buildings), one industrial property (consisting of two buildings), a 25,000 square foot health club, and a 6,500 square foot restaurant, all of which are more fully described in Item 2. Fund IV has constructed three office buildings, one industrial property (consisting of two buildings), a service retail center, and four buildings in the Promotional Retail Center at Tri-City. Fund IV currently has under development a 38,600 square foot build-to-suit building.

Subsequent acquisitions have included approximately 56.3 acres of unimproved land in Ontario, California (known as Rancon Centre Ontario) in May, 1987, a portion of which has since been developed, approximately 23.8 acres of unimproved land in Perris, California (known as Perris-Ethanac Road) in March, 1989 and approximately 83 acres of unimproved land in Perris, California (known as Perris-Nuevo Road) in December, 1989. Each of these properties are further described in Item 2.

During 1988 and 1990, the Partnership sold approximately 19.2 acres of undeveloped land at Tri-City. An additional 10,300 square feet of undeveloped land was sold to Fund IV.

During 1988 and 1989, two buildings totaling 81,000 square feet at Rancon Centre Ontario were sold. During 1991, the Partnership sold approximately 4.9 acres of the Perris-Nuevo Road property to Riverside County for construction of the Nuevo Road freeway interchange and a pump station.

In May, 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") to satisfy certain lender requirements for a loan obtained in 1996. This loan is secured by three properties (see Item 2) which have been contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.  Properties

Tri-City Corporate Centre

On June 3, 1985, the Partnership acquired 76.21 acres on seven parcels of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 73.5 acres within Tri-City was acquired by Fund IV.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino.

The   Partnership  has  constructed  and  owns  the  following  eight  operating properties in Tri-City:

          Property                          Type                    Square Feet
----------------------------    ------------------------------      -----------
One Carnegie Plaza              Two, two story garden-style
                                  office buildings                     102,693
Two Carnegie Plaza              Two story garden-style
                                  office building                       68,925
Carnegie Business Center II     Two light industrial buildings          50,804
Santa Fe                        One story office building               36,288
Lakeside Tower                  Six story office building              112,814
One Parkside                    Four story office building              70,069
Bally's Health Club             Health club facility                    25,000
Outback Steakhouse              Restaurant                               6,500

These properties total approximately 473,000 leasable square feet and offer a wide range of commercial and industrial office product to the market.

TheI-10/San Bernardino corridor consists of approximately 2,865,000 square feet of office space, with a vacancy rate of 28% as of October, 1996, and approximately 12,806,000 square feet of light industrial space, with a vacancy rate of 23% as of October, 1996 (the vacancy rates and square feet amounts are according to research conducted by the Partnership's property manager).

Within the Tri-City Corporate Centre at December 31, 1996, the Partnership has 390,789 square feet of office space with a vacancy rate of 13%, 50,804 square feet of light industrial space with a vacancy rate of 35% and 31,500 square feet of commercial space with a 0% vacancy rate.

The following are the occupancy levels for the Partnership's Tri-City buildings at December 31, 1996, November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet:

                          December 31,  November 30,  November 30,  November 30,
                             1996           1995          1994           1993
                          -----------   -----------   -----------   -----------
One Carnegie Plaza            87%            93%           66%            56%
Two Carnegie Plaza            83%            87%           86%            86%
Carnegie Business Center II   65%            68%           76%            77%
Santa Fe                     100%           100%          100%           100%
Lakeside Tower                90%            69%           76%            84%
One Parkside                  92%            83%           83%            83%
Bally's Health Club          100%            N/A           N/A            N/A
Outback Steakhouse           100%            N/A           N/A            N/A

In 1996, management renewed several leases totaling 31,274 square feet of space and executed several new leases totaling 33,321 square feet of space. Management is currently in various stages of negotiation for three new leases totaling 13,029 square feet of space and is negotiating six lease renewals totaling 23,716 square feet of space.

The annual effective rent per square foot for the years ended December 31, 1996 and November 30, 1995 were:

                                         1996                   1995
                                       -------                -------
One Carnegie Plaza                     $ 14.85                $ 13.57
Two Carnegie Plaza                     $ 15.91                $ 16.50
Carnegie Business Center II            $ 10.91                $ 11.11
Santa Fe                               $ 16.64                $ 16.50
Lakeside Tower                         $ 16.72                $ 18.58
One Parkside                           $ 17.86                $ 18.23
Bally's Health Club                    $  9.85                    N/A
Outback Steakhouse                     $ 13.85                    N/A

At December 31, 1996, annual rental rates ranged from $9.36 (for light industrial space) to $23.21 per square foot (for highly desirable office space at Lakeside Tower).

The Lakeside Tower property's annual effective rental rate decreased by 10% in fiscal year 1996 compared to fiscal year 1995 due to a slight general decrease in rental rates in 1996.

According to research conducted by the property manager, the average annual effective rent per square foot in the Partnership's competitive market ranges from $12.00 to $18.60 for office space and $9.36 to $12.39 for light industrial space.

Tri-City's rental properties had the following five tenants which occupied a significant portion of the net rentable square footage of the Partnership's Tri-City properties as of December 31, 1996:

                       California                                    Holiday Spa
                     Department of   Santa Fe    Sterling   Chicago    Health
Tenant              Transportation   Railway     Software    Title      Club

                                                   One                  Bally's
                                                Carnegie      One       Health
Building                    [a]      Santa Fe     Plaza     Parkside     Club

                       Governmental   Trans-              Real Estate   Health
Nature of Business        Agency    portation   Software    Services     Club

Lease Term                5 yrs.     10 yrs.    5 yrs.      10 yrs.    14 yrs.

Expiration Date           7/31/98    9/30/99   11/30/00     2/03/04   12/31/10

Square Feet               36,359     35,000     26,144      29,389      25,000

(% of rentable total)       8%          7%         6%          6%         5%

Annual Rent              $564,492   $603,883   $360,304    $531,633   $246,250

Future Rent Increases       None      None   8.7% in 1998    None    15% in 2001
                                                                       and 2006

Renewal Options             None      None      Two 3-yr.     None   Three 5-yr.
                                                  options              options

[a] The California Department of Transportation occupies space at One Carnegie Plaza and Carnegie Business Center II.

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                  One                    Lakeside Tower
                                Carnegie                One Parkside and
Security                         Plaza                 Two Carnegie Plaza

Principal balance
  at December 31, 1996         $4,294,000                   $9,551,000

Interest Rate                     8.25%                        9.39%

Monthly Payment                  $33,995                      $83,142

Maturity Date                   12/01/01                      8/1/06

Approximately 14 acres of the Tri-City property owned by the Partnership remain undeveloped. It is the Partnership's intention to develop parcels of this property as tenants become available or dispose of the property at the optimal time and sales price.

During 1996, the Partnership's Tri-City properties were assessed $798,000 of property taxes based on an average realty tax rate of 1.78% (including additional assessments).

Rancon Centre Ontario

In 1987, the Partnership acquired approximately 56.3 acres of undeveloped land in Ontario, San Bernardino, California, for a purchase price of $5,905,000.

The property is immediately north of Interstate 10 near Interstate 15 and is zoned for industrial and light manufacturing use.

The Partnership completed the first of three phases of development in 1988, consisting of seven distribution-center buildings totaling 326,000 square feet of which two buildings totaling 81,000 square feet have been sold. Phase II was originally planned to consist of 39 buildings, each ranging between 4,000 and 8,000 square feet. However, as there is currently no demand for such properties, it is likely that the Partnership will attempt to identify users interested in large build-to-suit buildings for the Phase II land. In an effort to facilitate build-to-suits, the Partnership purchased a 5.76 acre parcel previously held by Southern California Edison as an easement in December, 1995 that was located between Phase II and Phase III. This purchase also protected the value of the Partnership's investment and prevents development adverse to the Partnership's interests. Further development of the unimproved land remaining at Rancon Centre Ontario will coincide with market demands. As of December 31, 1996, the Partnership does not yet have definitive plans for further development.

The occupancy percentages at December 31, 1996, November 30, 1995 and 1994 for the five buildings at this property were 100%, 92% and 100%, respectively. The lease for one tenant occupying 50,000 square feet of space at this property expired on January 31, 1997. The tenant has indicated its intention of vacating, however is currently on a holdover lease. Management is currently marketing this space for lease. At December 31, 1996, the Partnership's annual rental rates ranged from $2.52 per square foot (for tenants with leases that commenced in 1993 and who occupy significant square footage) to $4.20 per square foot for newer and/or smaller tenants.

According to research conducted by the Partnership's Ontario property manager, there is 105,500,000 square feet of light industrial space in the immediate market area. The average occupancy was 91% and the average annual rental rate per square foot ranged from $3.84 to $4.56 at December 31, 1996.

United Pacific Mills, whose five year lease expires on April 30, 1998, and has an option to renew the lease for five additional years, occupies 74,850 square feet or 31% of Rancon Centre Ontario. Their annual rent during 1996 was $184,880 with 5% annual increases through the term of the lease.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Rancon Centre Ontario property is unencumbered.

During 1996, the Rancon Centre Ontario property was assessed $143,000 in property taxes based on an average realty tax rate of 1.21%.

Perris-Ethanac Road

In 1989, the Partnership purchased 23.8 acres of unimproved land at the intersection of Ethanac Road and Interstate 215 in Perris, Riverside County, California for a purchase price of $2,780,000.

The property is zoned for commercial uses and is adjacent to a freeway interchange. There has been no development of this property to date.

The Partnership currently holds this property for sale.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Perris-Ethanac Road property is unencumbered.

During 1996, the Perris-Ethanac Road property was assessed $23,000 in property taxes based on an average realty tax rate of 1.06%.

Perris-Nuevo Road

On December 28, 1989, the Partnership acquired 83 acres of undeveloped property at the intersection of Nuevo Road and Interstate 215 in Perris, Riverside
County, California for a purchase price of $5,140,000 in an all cash transaction. The property has been zoned for light industrial, commercial and retail use. In 1991, the Partnership sold approximately 4.6 acres and .3 acres of Perris-Nuevo Road to the Riverside County for construction of the Nuevo Road freeway interchange and a pump station, respectively. There has been no development of this property to date. Total developable land is 60.41 acres at December 31, 1996.

The Partnership currently holds this property for sale.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Perris-Nuevo Road Property is unencumbered.

During 1996, the Perris-Nuevo Road property was assessed $179,000 in property taxes based on an average realty tax rate of 1.01% (including additional assessments).

Item 3.           Legal Proceedings

On September 19, 1994, the Partnership (incorrectly referred to as "Rancon Realty") was served by mail with a Summons and Complaint in connection with an action filed by a single four-unit Partnership investor, in the Circuit Court of Mobile County, Alabama. In this action (George Jones v. Wallace Quinn; Life Cycle Financial Planning; Rancon Realty; Phoenix Leasing, Incorporated; First Securities Corporation et. al; Civil Action No. CV94-3053), the plaintiff alleged that the defendants, primarily the plaintiff's investment advisors, gave improper investment advice and misrepresented the suitability of certain investments, including the Partnership, for the plaintiff's investment portfolio. The Partnership retained Alabama counsel to represent it in this action. Such action was settled in December, 1995 resulting in the Partnership repurchasing the plaintiff's investment of four units.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.  Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of February 11, 1997, there were 12,881 holders of Partnership Units.

Dividends

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing.

Cash From Operations generally is defined in the Partnership Agreement as all cash receipts from operations in the ordinary course of business (except for the sale, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement): (i) First, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) Second, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received a 12 percent return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) Third, 1 percent to the General Partners and 99 percent to the Limited Partners who purchased their Units prior to April 1, 1986, an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through the anniversary date of the purchase of the Units); (iv) Fourth, 99 percent to the General Partners and 1 percent to the Limited Partners until the General Partners have received an amount equal to 20 percent of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partners under clauses (ii) and (iii); and (v) Fifth, the balance 20 percent to the General Partners and 80 percent to the Limited Partners.

There were no distributions made by the Partnership during the three most recent fiscal years (including the one month stub period ended December 31, 1995).

Item 6.  Selected Financial Data

The following is selected financial data for the year ended December 31, 1996, the one month ended December 31, 1995, and the years ended November 30, 1995, 1994, 1993 and 1992 (in thousands, except per Unit data).


                                        For the    For the one
                                      year ended   month ended      For the years ended November 30,
                                       Dec. 31,     Dec. 31,     ---------------------------------------
                                         1996         1995       1995       1994        1993       1992
                                        ------       ------     ------     ------      ------      -----

Rental Income                          $ 6,969      $   461    $  6,200    $ 6,023    $  5,949   $  5,629

Gain (loss) on sale of  real estate    $    --      $    --    $     --    $  (391)   $     39   $     --

Provision for impairment
  of real estate investments           $    --      $    --    $(14,760)   $(2,965)   $     --   $ (4,000)

Net loss                               $(1,307)     $  (199)   $(16,148)   $(5,558)   $ (1,934)  $ (5,131)

Net loss Allocable to
   Limited Partners                    $(1,294)     $  (197)   $(15,986)   $(5,503)   $ (1,916)  $ (5,080)

Net loss per Unit                      $(12.97)     $ (1.97)   $(160.18)   $(55.11)   $ (19.18)  $ (50.81)

Total assets                           $54,193      $50,175    $ 51,347    $64,771    $ 69,548   $ 71,872

Long-term obligations                  $13,845      $ 8,615    $  8,621    $ 6,209    $  5,933   $  5,970

Cash distributions per Unit            $    --      $    --    $     --    $    --    $     --   $     --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1996, the Partnership had cash of $5,007,000. The remainder of the Partnership's assets consists primarily of its investments in real estate totaling approximately $46,590,000 at December 31, 1996.

The Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

The Partnership owns and operates eight properties within the Tri-City Corporate Centre project in San Bernardino, California ("Tri-City") totaling approximately 473,000 leasable square feet, including a 25,000 square foot building for Bally's Health Club completed in 1995 and the most recently constructed 6,500 square foot restaurant for Outback Steakhouse in 1996.

On May 10, 1996, the Partnership obtained new permanent financing of $9,600,000, secured by Two Carnegie Plaza, Lakeside Tower and One Parkside, to fund the payoff of a $2,764,000 loan, including accrued interest, and replenish cash reserves for future development and fund final construction costs for Bally's Health Club and Outback Steakhouse. This loan is a 10-year fixed rate loan with a 25-year amortization, bearing interest at 9.39%. The loan terms provide for a maturity date of August 1, 2006 and requires monthly principal and interest payments of $83,142, commencing July 1, 1996. After paying refinancing fees of $19,000, funding $49,000 into a reserve/escrow account and paying of the $2,764,000 loan balance, the Partnership netted $6,768,000. The proceeds were added to the Partnership's cash reserves to allow management greater flexibility in exploring different options for strengthening the Partnership's financial position.

On August 30, 1996, the Partnership refinanced its note payable secured by One Carnegie Plaza. The new agreement required a $1,500,000 principal paydown in exchange for a reduction in the stated interest rate from 10% to 8.25%. Accordingly, on August 30, 1996, the Partnership made a $1,500,000 principal payment plus paid $57,000 of accrued interest and loan fees. The new loan terms provide for monthly principal and interest payments totaling $33,995 (reduced from $53,000) commencing November 1, 1996, and a maturity date of December 1, 2001.

Phase I of Rancon Centre Ontario is completed, with the Partnership continuing to own approximately 245,000 leasable square feet. Phase II received final approval from the Ontario Planning Commission during November, 1992. Phase II was originally scheduled to be subdivided into small lots suitable for approximately 39 buildings, each ranging between 4,000 and 8,000 square feet. There is currently no demand for properties such as this and the Partnership has allowed the tentative map (which would have subdivided the property into small lots) to expire. It is likely that the Partnership will attempt to identify users interested in large build-to-suit buildings of approximately 250,000 square feet. In an effort to facilitate such build-to-suits, the Partnership purchased a 5.76 acre parcel in December, 1995 that was located between Phase II and an also undeveloped Phase III. This purchase also protected the value of the Partnership's investment by providing the Partnership ownership of contiguous land and preventing development adverse to the Partnership's interests. Further development of the unimproved land remaining at Rancon Centre Ontario will coincide with market demand.

There has been no development to date at the Partnership's Perris-Ethanac Road or Perris-Nuevo Road projects. Both properties are being marketed for sale by the Partnership.

Portions of the land at Tri-City that sold during fiscal 1990 included lots sold to Home Depot, Office Club and General Mills Restaurants, Inc. Cash generated from future property sales may be utilized in the development of other properties or distributed to the partners. The General Partners continue to assess the real estate market in Southern California in an effort to determine an appropriate time to liquidate the Partnership and realize the maximum value for its assets.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at December 31, 1996. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of December 31, 1996, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans.

RESULTS OF OPERATIONS:

In 1995, the Partnership's reporting year end changed from November 30 to December 31. Since the Partnership's operations are not seasonal, the analysis of results of operations compares the fiscal years ended December 31, 1996 and November 30, 1995.

Revenues

Rental income for the year ended December 31, 1996 increased $769,000 or 12% from the year ended November 30, 1995, due primarily to the commencement of operations of the Bally's Health Club on January 1, 1996 and the increased average occupancy at two of the Partnership's larger properties, One Carnegie Plaza and Lakeside Tower. The increase in average occupancy had a smaller impact on rental revenue than operating expenses due to amortizing free rent over the term of the related lease whereby rental revenue during the year ended December 31, 1996 was reduced by free rent given in prior years.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties as of December 31, 1996, November 30, 1995, 1994 and 1993 were as follows:

                      December 31,   November 30,   November 30,   November 30,
                         1996           1995           1994            1993
                      -----------    -----------    -----------    -----------
One Carnegie Plaza        87%            93%            66%             56%
Two Carnegie Plaza        83%            87%            86%             86%
Carnegie Business
    Center II             65%            68%            76%             77%
Lakeside Tower            90%            69%            76%             84%
Santa Fe                 100%           100%           100%            100%
One Parkside              92%            83%            83%             83%
Rancon Centre Ontario    100%            92%           100%            100%
Bally's Health Club      100%            N/A            N/A             N/A
Outback Steakhouse       100%            N/A            N/A             N/A

Tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, New York Life Insurance, the California Department of Transportation, State of California Health Services, MacLachlan Burford and Arias, the Atchison Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with leases expiring at various dates between June, 1997 and December, 2010. These nine tenants, in the aggregate, occupy approximately 212,000 square feet of the 473,000 total leasable square feet at Tri-City and account for approximately 52% of the rental income generated at Tri-City and approximately 47% of the total rental income for the Partnership.

United Pacific Mills, with a lease expiration date of April, 1998, occupies 74,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and accounts for 26% of the rental income generated at Rancon Centre Ontario and the 3% of total rental income for the Partnership.

In addition to the leases existing at December 31, 1996, the Partnership is in various stages of negotiation for three new leases totaling 13,029 square feet, six lease renewals for 23,716 square feet of space at Tri-City, as well as marketing 50,000 square feet of space at Rancon Centre Ontario which will become available in 1997.

The loss on sale of real estate for the year ended November 30, 1994 of $391,000 resulted from the sale of 25,700 square feet of retail space in Tri-City to Home Depot. The property was sold to enable Home Depot to enlarge their garden department. The sales price was negotiated at $12.50 per square foot for a total of $321,000, however, allocable costs attributable to this parcel exceeded the sales price and resulted in the loss on sale. The sale of the original Home Depot site, which took place in 1990, resulted in a gain on sale of $1,458,000, whereby the two transactions generated a net gain on sale $1,067,000.

Interest and other income for the year ended December 31, 1996 increased $106,000 or 106% from the year ended November 30, 1995 due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in 1996 as described in the Liquidity and Capital Resources section above.

Expenses

Operating expenses increased $212,000 or 7% during the year ended December 31, 1996 compared to the year ended November 30, 1995 as a result of increased operating costs associated with increased occupancy at Lakeside Tower and One Parkside.

Interest expense increased $603,000 or 90% for the year ended December 31, 1996 over the year ended November 30, 1995 and $71,000 or 12% and for the year ended November 30 , 1995 over the comparable period in 1994 as a result of additional debt obtained during those years.

Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price, however, development opportunities will be pursued for certain sites. The Partnership revalued certain of its assets based upon the change in strategy, independent appraisals and management's estimates of development value. Appraisals and development values are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in these processes, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the years ended November 30:

                                               1995              1994
                                             --------          ------
Rental Properties:
   One Carnegie Plaza                      $       --      $ 1,657,000
   Carnegie Business Center II                     --          299,000
   Rancon Centre Ontario                           --        1,009,000
                                            ----------      -----------
                                                   --        2,965,000
Land Held for Development:
  San Bernardino, CA                        5,775,000               --

Land Held for Sale:
  78.1 acres in Perris, CA                $ 6,778,000       $       --
  23.8 acres in Perris, CA                  2,207,000               --
                                          -----------       ----------
                                           14,760,000               --
                                          -----------       ----------
   Total Provision for Impairment
     of Real Estate Investments           $14,760,000       $2,965,000
                                          ===========       ==========

No such provisions were recorded in 1996.

Expenses associated with undeveloped land include property taxes for the Partnership's non-operating properties that are not currently under construction as well as maintenance association fees in connection with non-operating properties. Any expenses associated with land currently under construction (i.e., undergoing activities necessary to get it ready for its intended use) have been capitalized pursuant to Statement of Financial Accounting Standards No. 67 (SFAS 67) "Accounting for Costs and Initial Rental Operations of Real Estate Projects". These expenses decreased $83,000 or 12% in the year ended December 31, 1996 from the year ended November 30, 1995 due to the increased amount capitalized in 1996.

Administrative expenses increased $76,000 or 7% during the year ended December 31, 1996 over the year ended November 30, 1995 primarily due to an administrative expense refund from the Sponsor in 1995. Administrative expenses, prior to capitalization, for the year ended November 30, 1995 decreased 4% from the prior year. The decrease in 1995 is primarily the result of the administrative expense refund from the Sponsor in 1995 and the one-time payment of severance totaling $194,000 to RFC's terminated employees in 1994 offset by:
(i) an increase in investor update meetings and the associated costs; (ii) an increase in legal and consulting fees related to matters involving the disposition of Partnership assets in 1995; and (iii) the payment and expense of 1994 audit and tax return fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor relations services, property management services and asset management services, and those services are now rendered to the Partnership, eight other related partnerships and third parties by Glenborough.

Item 8.  Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partner.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending November 30, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial differences of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 to June 6, 1995, there were no "reportable events" of the type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III

Item 10. Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the General Partners of the Partnership. The executive officer and director of Rancon is:

Daniel L. Stephenson      Director, President, Chief Executive Officer and Chief
                          Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Rancon Development Fund VII (RDFVII), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General Partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy was dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. (SSRLP), a partnership formed by Rancon Development Fund VI (RDFVI), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of Stoneridge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in Stoneridge I and the debt associated with the property. A tentative agreement has been reached and the bankruptcy was dismissed effective November 8, 1995. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11.          Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
                                                  Amount and
                                                  Nature of
  Title                                           Beneficial           Percent
of Class    Name of Beneficial Owner              Ownership            of Class
--------    ---------------------------------     ----------------     --------
  Units     Daniel Lee Stephenson (IRA)           3 Units (direct)        *
  Units     Daniel Lee Stephenson Family Trust    100 Units (direct)      *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partners or any successor General Partner; (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partners or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partners or an affiliate of the General Partners; and (vii) extension of the term of the Partnership.

Item 13. Certain Relationships and Related Transactions

There were no related party transactions during the year ended December 31, 1996, or the one month ended December 31, 1995.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Reports of Independent Accountants

                   Consolidated Balance Sheets as of December 31, 1996 and 1995 and November 30, 1995

                   Consolidated Statements of Operations for the year ended December 31, 1996, the one month ended December 31, 1995, and the years ended November 30, 1995 and 1994

                   Consolidated Statements of Partners' Equity (Deficit) for the year ended December 31, 1996, the one month ended December 31, 1995, and the years ended November 30, 1995 and 1994

                   Consolidated Statements of Cash Flows for the year ended December 31, 1996, the one month ended December 31, 1995, and the years ended November 30, 1995 and 1994

                   Notes to Consolidated Financial Statements


              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto

                   All  other   schedules  are  omitted  because  they  are  not
                   applicable or the required information is shown in the financial statements or notes thereto.


              (3)  Exhibits:

                    (3.1) Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

                    (3.2) Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the
                           Partnership's annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

                    (3.3) Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership's annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

                   (3.4) Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit
                           3.4 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

                  (10.1) Documents related to the sale of a portion of Lot 28 at Tri-City Corporate Centre (25,700 square feet sold to Home Depot) (filed as Exhibit 10.1 to the
                           Partnership's annual report on Form 10-K for the fiscal year ended November 30, 1994 is incorporated herein by reference).

                  (10.2) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Realty Corporation dated December 20, 1994 and March 30, 1995, respectively.

                  (10.3) Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

                    (27)   Financial Data Schedule

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RANCON REALTY FUND V,
                               a California Limited Partnership
                               (Partnership)




Date: March 27, 1997        By: /s/  DANIEL L. STEPHENSON
                               --------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and Chief Financial Officer of
                               Rancon Financial Corporation,
                               General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.





Date: March 27, 1997        By: /s/  DANIEL L. STEPHENSON
                               --------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and Chief Financial Officer of
                               Rancon Financial Corporation,
                               General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


         Financial Statements and Schedule                                 Page
                                                                          ------
         Financial Statements:

         Reports of Independent Accountants                              21 & 22

         Consolidated  Balance Sheets as of December 31, 1996 and 1995
         and November 30, 1995                                              23

         Consolidated Statements of Operations for the year ended December 31, 1996, the one month ended December 31, 1995, and
         the years ended November 30, 1995 and 1994                         24

         Consolidated Statements of Partners' Equity (Deficit) for the
         year ended  December 31, 1996,  the one month ended  December
         31, 1995, and the years ended November 30, 1995 and 1994           25

         Consolidated Statements of Cash Flows for the year ended December 31, 1996, the one month ended December 31, 1995, and
         the years ended November 30, 1995 and 1994                         26

         Notes to Consolidated Financial Statements                         28

         Schedule:
            III - Real Estate and Accumulated Depreciation
               as of December 31, 1996 and Note thereto                     37


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and November 30, 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1996, the one month ended December 31, 1995 and year ended November 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995 and November 30, 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the one month ended December 31, 1995 and year ended November 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



San Francisco, California
  February 12, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the General and Limited Partners of
Rancon Realty Fund V

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Realty Fund V for the year ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Rancon Realty Fund V for any period subsequent to November 30, 1994.

Our audit for the year ended November 30, 1994 was made for the purpose for forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Diego, California
February 8, 1995

                                                 RANCON REALTY FUND V,
                                           A CALIFORNIA LIMITED PARTNERSHIP

                                              Consolidated Balance Sheets
                                   December 31, 1996 and 1995 and November 30, 1995
                                       (in thousands, except units outstanding)

                                                                 December 31,        December 31,        November 30,
                           Assets                                   1996                1995                 1995
                           ------                               ------------        ------------         ----------
Investments in real estate:
   Rental  property,  net of accumulated
    depreciation of $15,180 as of December
    31, 1996, $13,405 as of December 31, 1995,
    and $13,244 as of November 30, 1995                          $    35,999         $    36,000        $    35,833
   Land held for development                                           9,586               9,799              9,166
   Land held for sale                                                  1,005               1,005              1,005
                                                                  ----------          ----------         ----------
     Total real estate investments                                    46,590              46,804             46,004
                                                                  ----------          ----------         ----------

Cash and cash equivalents                                              5,007                 676              2,467
Pledged cash                                                             353                 351                351
Accounts receivable                                                      145                 169                204
Deferred  financing  costs and other fees,
  net of  accumulated  amortization  of
  $1,565 as of December 31, 1996, $1,233 as
  of December 31, 1995 and $1,203
  as of November 30, 1995                                              1,301               1,218              1,155
Prepaid expenses and other assets                                        797                 957              1,166
                                                                  ----------          ----------         ----------

     Total assets                                                $    54,193         $    50,175        $    51,347
                                                                  ==========          ==========         ==========

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                                  $    13,845         $     8,615        $     8,621
  Accounts payable and accrued expenses                                  276                 256              1,207
  Interest payable                                                        75                  --                 13
                                                                 -----------         -----------        -----------

     Total liabilities                                                14,196               8,871              9,841
                                                                 -----------         -----------        -----------

Commitments and contingent liabilities (see Note 7)

Partners' equity (deficit):
    General partners                                                    (921)               (908)              (906)
    Limited partners, 99,767 limited partnership
      units outstanding at December 31, 1996
      and 1995 and 99,783 limited partnership
      units outstanding at November 30, 1995                          40,918              42,212             42,412
                                                                  ----------         -----------         ----------

     Total partners' equity                                           39,997              41,304             41,506
                                                                  ----------         -----------         ----------

     Total liabilities and partners' equity                      $    54,193         $    50,175        $    51,347
                                                                  ==========         ===========         ==========
                      The accompanying notes are an integral part of these financial statements.

                                                RANCON REALTY FUND V,
                                           A CALIFORNIA LIMITED PARTNERSHIP

                                            Consolidated Statements of Operations
                                  For the year ended December 31, 1996, the one month ended
                           December 31, 1995, and the years ended November 30, 1995 and 1994
                             (in thousands, except per unit amounts and units outstanding)

                                                          For the year     For the one    For the year   For the year
                                                             ended        month ended         ended          ended
                                                            Dec. 31,        Dec. 31,         Nov. 30,       Nov. 30,
                                                              1996            1995             1995           1994
                                                          -----------    ------------      -----------   -----------
Revenues:
 Rental income                                            $     6,969    $       461       $     6,200   $     6,023
 Loss on sale of real estate                                       --             --                --          (391)
 Interest and other income                                        206              1               100           105
                                                           ----------     ----------        ----------    ----------

       Total revenues                                           7,175            462             6,300         5,737
                                                           ----------     ----------        ----------    ----------

Expenses:
 Operating, including $27 and $314 paid to
    Sponsor for the years ended November 30,
    1995 and 1994, respectively                                 3,257            257             3,045         3,186
 Depreciation and amortization                                  2,087            189             2,101         2,707
 Interest expense                                               1,271             68               668           597
 Provision for impairment of
    real estate investments                                        --             --            14,760         2,965
 Expenses associated with undeveloped land                        629             58               712           712
 Administrative, including $84 and $1,117 paid
    to Sponsor in 1995 and 1994, respectively                   1,238             89             1,162         1,128
                                                           ----------     ----------        ----------    ----------

       Total expenses                                           8,482            661            22,448        11,295
                                                           ----------     ----------        ----------    ----------

Net loss                                                  $    (1,307)   $      (199)      $   (16,148)  $    (5,558)
                                                           ===========    ===========       ===========   ===========


Net loss per limited partnership unit                     $   (12.97)    $     (1.97)      $  (160.18)   $    (55.11)
                                                           ==========     ===========       ==========    ===========

Weighted average number of limited  partnership
    units  outstanding  during each period used
    to compute net loss per limited partnership unit           99,767         99,775            99,800        99,852
                                                           ==========     ==========        ==========   ===========


                      The accompanying notes are an integral part of these financial statements

                              RANCON REALTY FUND V,
                         A CALIFORNIA LIMITED PARTNERSHI

                   Consolidated Statements of Partners' Equity
                    (Deficit) For the year ended December 31,
                            1996, the one month ended
        December 31, 1995, and the years ended November 30, 1995 and 1994
                                 (in thousands)

                                              General      Limited
                                             Partners      Partners      Total
                                            ---------    ----------   ---------
Balance at November 30, 1993                $   (689)    $  63,945    $  63,256

Retirement of Limited Partnership Units           --           (35)         (35)

Net loss                                         (55)       (5,503)      (5,558)
                                            --------     ---------    ---------

Balance at November 30, 1994                    (744)       58,407       57,663

Retirement of Limited Partnership Units           --            (9)          (9)

Net loss                                        (162)      (15,986)     (16,148)
                                            --------     ---------    ---------

Balance at November 30, 1995                    (906)       42,412       41,506

Retirement of Limited Partnership Units           --            (3)          (3)

Net loss                                          (2)         (197)        (199)
                                            --------     ---------    ---------

Balance at December 31, 1995                    (908)       42,212       41,304

Net loss                                         (13)       (1,294)      (1,307)
                                            --------     ---------    ---------

Balance at December 31, 1996                $   (921)    $  40,918    $  39,997
                                            ========     =========    =========















   The accompanying notes are an integral part of these financial statements

                                                    RANCON REALTY FUND V,
                                               A CALIFORNIA LIMITED PARTNERSHI

                                               Consolidated Statements of Cash
                                         Flows For the year ended December 31, 1996,
                                                     the one month ended
                              December 31, 1995, and the years ended November 30, 1995 and 1994
                                                        (in thousands)

                                                           For the year      For the one      For the year      For the year
                                                               ended         month ended          ended             ended
                                                             Dec. 31,         Dec. 31,          Nov. 30,          Nov. 30,
                                                               1996             1995              1995              1994
                                                           -----------      ----------        ----------       -----------
Cash flows from operating activities:
Net loss                                                   $    (1,307)     $     (199)       $  (16,148)      $    (5,558)
Adjustments to reconcile net loss to net
  cash provided by (used for)
  operating activities:
  Depreciation and amortization                                  2,087             189             2,101             2,693
  Amortization of loan fees, included in
   interest expense                                                 87               1                22                14
  Loss on sale of real estate                                       --              --                --               391
  Provision for impairment of real
   estate investments                                               --              --            14,760             2,965
  Changes in certain assets and liabilities:
     Deferred fees                                                (158)            (70)             (303)             (341)
     Accounts receivable                                            24              35                34                59
     Prepaid expenses and other assets                             209             209               288               279
     Accounts payable and accrued expenses                          20            (951)              305               424
     Interest payable                                               75             (13)              (37)                1
     Payable to Sponsor                                             --              --              (194)              189
                                                           -----------      ----------        ----------       -----------

      Net cash provided by (used for)
        operating activities                                     1,037            (799)              828             1,116
                                                           -----------      -----------       ----------       -----------

Cash flows from investing activities:
  Pledged cash                                                      (2)             --                --                --
  Property acquisition and development costs                    (1,561)           (960)           (3,023)           (1,564)
  Deposit on pending property acquisition                           --              --               (50)               --
  Cash proceeds from sale of real estate                            --              --                --               303
                                                           -----------      ----------        ----------       -----------

     Net cash used for investing activities                     (1,563)           (960)           (3,073)           (1,261)
                                                           ------------     -----------       -----------      -----------











                                                         (continued)

                                                    RANCON REALTY FUND V,
                                               A CALIFORNIA LIMITED PARTNERSHI

                                      Consolidated Statements of Cash Flows - continued
                                        For the year ended December 31, 1996, the one
                                      month ended December 31, 1995, and the years ended
                                                  November 30, 1995 and 1994
                                                        (in thousands)

                                                           For the year      For the one     For the year      For the year
                                                               ended         month ended         ended             ended
                                                             Dec. 31,         Dec. 31,         Nov. 30,          Nov. 30,
                                                               1996             1995             1995              1994
                                                           -----------      -----------       ----------       -----------
Cash flows from financing activities:
  Net loan proceeds                                        $     6,768      $        --       $    2,484       $       250
  Loan fees paid                                                  (305)             (23)              --               (66)
  Notes payable principal payments                              (1,606)              (6)             (72)              (40)
  Retirement of Limited Partnership Units                           --               (3)              (9)              (35)
  Other liabilities                                                 --               --               --               (18)
                                                           -----------      -----------       ----------       -----------

     Net cash provided by (used for)
       financing activities                                      4,857              (32)           2,403                91
                                                           -----------      ------------      ----------       -----------

Net increase (decrease) in cash and
  cash equivalents                                               4,331           (1,791)             158               (54)

Cash and cash equivalents at
  beginning of period                                              676            2,467            2,309              2,363
                                                           -----------      -----------       ----------       ------------

Cash and cash equivalents at
  end of period                                            $     5,007      $       676       $    2,467       $      2,309
                                                            ==========       ==========        =========        ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $     1,135      $        79       $      861       $       596
                                                            ==========       ==========        =========        ==========

  Interest capitalized                                     $        26      $        --       $      178       $        --
                                                            ==========       ==========        =========        ==========


Supplemental disclosure of refinancing activity:

     New financing                                         $     9,600      $       --        $       --        $       --

     Original financing paid off in escrow                      (2,764)             --                --                --

     Increase in other assets and loan fees paid                   (68)             --                --                --
                                                           ------------     ----------        ----------        ----------

     Net loan proceeds                                     $     6,768      $       --        $       --        $       --
                                                           ===========      ==========        ==========        ==========





                          The accompanying notes are an integral part of these financial statements

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994


Note 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter referred to as the Sponsor. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in February, 1989. 99,767 Partnership Units ("Units") were outstanding at December 31, 1996 and 1995 and 99,783 Units were outstanding at November 30, 1995.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the General Partners be allocated less than 1% of net loss for any period.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

General Partner and Management Matters

Effective January 1, 1994 the Partnership contracted with RFC to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided by RFC subject to the provisions of the Partnership Agreement.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

perform certain responsibilities for
the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal year 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. There was no impact on the financial position or results of operations of the Partnership from the initial adoption of SFAS 121. The specific accounting policies for assets to be held and used and those to be disposed of are described in more detail below.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operations of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties, (iii) considers the cost to complete and the estimated fair value of the completed project; and (iv) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value less costs to sell. During fiscal year ended November 30, 1995, the Partnership wrote down the carrying value of the land held for sale based upon independent appraisals obtained in 1995. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Sales of Real Estate - Gain or loss from sales of real estate is recognized at the close of escrow, when title has passed, minimum down payment requirements are met, the terms of any notes received by the Partnership satisfy continuing payment requirements, and the Partnership is relieved of any requirements for continued involvement with the property.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net loss.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net loss and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

Consolidation  - In  order  to  satisfy  certain  lender  requirements  for  the
Partnership's 1996 loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside (see Note 5), Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") was formed in May, 1996. The three properties securing the loan were contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V Tri-City have been consolidated with those of the Partnership. All intercompany transactions have been eliminated in the consolidation.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.  RELATED PARTY TRANSACTIONS

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

Reimbursable Expenses and Management Fees to Sponsor - Through December 31, 1994, the Partnership had an agreement with the Sponsor for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $27,000 and $314,000 for the years ended November 30, 1995 and 1994, respectively. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, such services are being provided by Glenborough as described in Note 1.

Reimbursable costs incurred by the Partnership totaled $84,000 and $1,117,000 for the years ended November 30, 1995 and 1994, respectively, of which the Partnership capitalized $11,000 and $173,000 in 1995 and 1994, respectively. No such reimbursable costs were incurred during 1996. The amount incurred in the fiscal year 1995 is reduced by an $83,000 rebate of the amounts paid by the Partnership for services provided by the Sponsor during the 1994 calendar year.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

Note 3.       PLEDGED CASH

Pledged cash of $353,000 represents a $351,000 certificate of deposit held as collateral for subdivision improvement bonds related to the 78.1-acre Perris property owned by the Partnership. As the Perris property is now being held for sale by the Partnership, this pledged cash would be a factor in computing the sales price of such property and would therefore be recovered in the event of a sale. Pledged cash as of December 31, 1996 also includes a $2,000 certificate of deposit pledged as security to a utility district for construction of a sewer crossing.

Note 4.       INVESTMENTS IN REAL ESTATE

Rental property components are as follows (in thousands):

                                   December 31,   December 31,     November 30,
                                       1996             1995             1995
                                  -------------    ------------    ------------
Land                              $       6,586    $      6,514    $      6,514
Buildings                                31,580          30,806          31,358
Leasehold and other improvements         13,013          12,085          11,205
                                    -----------      ----------     -----------
                                         51,179          49,405          49,077
Less: accumulated depreciation          (15,180)        (13,405)        (13,244)
                                    -----------    ------------    ------------
Total rental property             $      35,999    $     36,000    $     35,833
                                  =============     ===========     ===========

The Partnership's rental property includes projects at the Tri-City Corporate Centre in San Bernardino, California and Rancon Centre Ontario. In September, 1996, the Partnership reclassified $570,000 from land held for development to rental property, following the completion of the construction of the 6,500 square foot restaurant for Outback Steakhouse.

Land held for development consists of the following (in thousands):

                                       December 31,  December 31,   November 30,
                                           1996          1995           1995
                                        ---------      ---------     ---------
14 acres on December 31, 1996 and
 30.51 acres on December 31, 1995
 and November 30, 1995 at Tri-City
 Corporate Centre, San Bernardino, CA   $   4,297      $   4,512     $  4,510
33.76 acres in Ontario, CA                  5,289          5,287        4,656
                                         --------       --------     --------
Total land held for development         $   9,586      $   9,799     $  9,166
                                         ========       ========     ========

All land held for development is unencumbered at December 31, 1996.

Land held for sale as of December 31, 1996 and 1995, and November 30, 1995 includes the following (in thousands):

23.8 acres in Perris, CA                                         $       775
78.1 acres in Perris, CA                                                 230
                                                                  ----------
Total land held for sale                                         $     1,005
                                                                  ==========

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

All land held for sale is unencumbered at December 31, 1996.

During the years ended November 30, 1995 and 1994, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                             1995                       1994
                                           --------                    -------
Rental Properties:
   One Carnegie Plaza                    $          --             $     1,657
   Carnegie Business Center II                      --                     299
   Rancon Centre Ontario                            --                   1,009
                                          ------------              ----------
                                                    --                   2,965
Land Held for Development:
  San Bernardino, CA                             5,775                      --

Land Held for Sale:
  78.1 acres in Perris, CA                       6,778                      --
  23.8 acres in Perris, CA                       2,207                      --
                                          ------------              ----------
                                                14,760                      --
                                          ------------              ----------
Total provision for impairment
  of real estate investments             $      14,760             $     2,965
                                          ============              ==========

No such provisions were recorded during the year ended December 31, 1996 or during the month ended December 31, 1995.

Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1994, management concluded that the carrying value of One Carnegie Plaza, Carnegie Business Center II and Rancon Center Ontario was in excess of their net realizable value. Provisions for impairment of the Partnership's investment in those properties were recorded to reduce their carrying amount to estimated net realizable value. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price, however, development opportunities will be pursued for certain sites. The Partnership revalued certain of its assets based on the business strategy for the assets (predominantly land). Due to the uncertainties inherent in the valuation process, the carrying values do not purport to be the price at which a sale transaction involving these properties can or will take place.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994


Note 5.           NOTES PAYABLE

Notes payable as of the stated balance sheet dates were as follows (in thousands):

                                      December 31,   December 31,   November 30,
                                          1996           1995           1995
                                       ---------      ---------      ---------
Note payable, secured by first deed
of trust on Lakeside Tower, One
Parkside and Two Carnegie Plaza.
The loan, which matures August 1,
2006, is a 10-year, 9.39% fixed
rate loan and with a 25-year
amortization and requires $83 in
principal and interest payments
due monthly.                             $ 9,551        $    --      $     --

Note payable,  secured by first deed
of trust on One Carnegie  Plaza.
On August 30, 1996, the note was
refinanced and required a $1,500
principal paydown in exchange for
a reduction in the stated interest
rate from 10.0% to 8.25%. The new
loan terms provide for monthly
principal and interest payments
totaling $34 commencing November 1,
1996, with a new maturity date of
December 1, 2001.                          4,294          5,840         5,844

Loan payable secured by a first
deed of trust on Two Carnegie Plaza.
Interest accrued at the Chino Valley
Bank prime rate plus 2.25%.The loan
was paid off in May, 1996.                    --          2,775         2,777
                                        --------       --------     ---------

Total notes payable                   $   13,845      $   8,615    $    8,621
                                       =========       ========     =========

The annual maturities on the Partnership's notes payable for the fiscal years subsequent to December 31, 1996 are as follows (in thousands):

                  1997                       $    161
                  1998                            176
                  1999                            192
                  2000                            210
                  2001                          4,196
                  Thereafter                    8,910
                                             --------

                  Total                      $ 13,845
                                             ========

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994



Note 6.       LEASES

The Partnership's rental properties are leased under operating leases that expire at various dates through December, 2010. In addition to base monthly rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1996, November 30, 1995 and 1994 or the month ended December 31, 1995. Future minimum rents on non-cancelable operating leases as of December 31, 1996 are as follows (in thousands):


                  1997                     $    6,790
                  1998                          5,338
                  1999                          3,455
                  2000                          2,594
                  2001                          1,857
                  Thereafter                    9,559
                                            ---------

                  Total                    $   29,593
                                             ========

Note 7.       COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at December 31, 1996. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

On September 19, 1994, the Partnership (incorrectly referred to as "Rancon Realty") was served by mail with a Summons and Complaint in connection with an action filed by a single four-unit Partnership investor, in the Circuit Court of Mobile County, Alabama. In this action (George Jones v. Wallace Quinn; Life Cycle Financial Planning; Rancon Realty; Phoenix Leasing, Incorporated; First Securities Corporation et. al; Civil Action No. CV94-3053) the plaintiff alleges that the defendants, primarily the plaintiff's investment advisors, gave improper investment advice and misrepresented the suitability of certain investments, including the Partnership, for the plaintiff's investment portfolio. The Partnership retained Alabama counsel to represent it in this action. Such action was settled in December, 1995 resulting in the Partnership repurchasing the plaintiff's investment of four units.

Note 8.       TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                  December 31, 1996, November 30, 1995 and 1994

The Partnership's tax returns are filed on a calendar year basis. As such, the following reconciliation has been prepared using tax amounts estimated on a calendar year basis.

The following is a reconciliation for the years ended December 31, 1996, November 30, 1995 and 1994, of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                        December 31,  November 30,  November 30,
                                           1996          1995           1994
                                        ----------     ---------    ----------
Net loss per financial statements       $  (1,307)     $ (16,148)   $  (5,558)
Provision for impairment of
  investments in real estate                   --         14,760        2,965
Financial reporting depreciation in
  excess of tax reporting depreciation        558            626        1,023
Operating revenues and expenses
  recognized in a different period
  for financial reporting than for
  income tax reporting, net                  (175)           166          432
Property taxes capitalized for tax            487            477           --
                                         ---------      --------     --------

Estimated net loss for federal
 income tax purposes                    $    (437)     $    (119)   $  (1,138)
                                        ==========      ========     ========

The following is a reconciliation as of December 31, 1996 and November 30, 1995 of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes (in thousands).

                                            December 31,     November 30,
                                                1996             1995
                                           ------------      -----------
Partners' equity per financial
  statements                              $      39,997       $    41,506
Cumulative provision for impairment
  of investments in real estate                  21,725            21,725
Cumulative financial reporting
  depreciation in excess of tax
  reporting depreciation                          6,883             6,325
Operating revenues and expenses
  recognized in a different period
  for financial reporting than for
  income tax reporting, net                        (175)              166
Property taxes capitalized for tax                  964               477
Syndication costs                                (1,987)           (1,987)
Other, net                                          843               476
                                           ------------        ----------
Estimated partners' capital for
  federal income tax purposes             $      68,250        $   68,688
                                           ============        ==========

                                                  RANCON REALTY FUND V,
                                            A California Limited Partnership

                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    December 31, 1996
                                                     (In Thousands)

--------------------------------------------------------------------------------------------------------
          COLUMN A                      COLUMN B             COLUMN C                    COLUMN D

                                                                                    Cost Capitalized
                                                          Initial Cost to             Subsequent to
                                                            Partnership                Acquisition
                                                      ----------------------     ----------------------
                                                                 Buildings
                                                                    and                       Carrying
   Description                        Encumbrances     Land     Improvements    Improvements    Cost
--------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    6.8 acres - One Carnegie Plaza        $4,294      $ 1,583     $    --         $  9,462     $   40
      Less: Provision for impairment
        of investment in real estate (B)      --           --          --           (1,657)        --
    4.5 acres - Two Carnegie Plaza           (C)          873          --            5,562         --
    3.7 acres - Carnegie Business
        Center II                             --          544          --            3,482         15
      Less: Provision for impairment
        of investment in real estate (B)      --           --          --             (299)        --
    5.3 acres - Lakeside Tower               (C)          834          --           10,966         92
    3.0 acres - Santa Fe                      --          501          --            2,529         --
    2.3 acres - One Parkside                 (C)          529          --            6,128        235
      Less:  Provision for impairment
        of investment in real estate (B)      --           --          --             (700)        --
    0.8 acres - Health Club                   --          786          --            3,002        178
    1.07 acres - Outback Steakhouse           --           --          --              806         --
Industrial Office Complexes
  San Bernardino County, CA:
    19 acres - Rancon Centre Ontario          --        1,735          --            6,728         34
      Less:  Provision for impairment
        of investment in real estate (B)      --           --          --           (2,809)        --
                                         -------      -------     -------         --------     ------

                                          13,845        7,385          --           43,200        594
                                         -------      -------     -------         --------     ------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                       --        5,676          --            4,631      1,265
      Less: Provision for impairment
        of investment in real estate (B)      --       (2,431)         --           (4,844)        --
    33.76 acres - Ontario                     --        3,621          --            1,499        169
                                         -------      -------     -------         --------    -------

                                              --        6,866          --            1,286      1,434
                                         -------      -------     -------         --------    -------
Land Held for Sale:
  Riverside County, CA:
    23.8 acres - Perris - Ethanac Rd.         --        2,780          --              180         22
      Less: Provision for impairment
        of investment in real estate (B)      --       (2,027)         --             (180)        --
    78.1 acres - Perris - Nuevo Rd.           --        5,955          --            1,008         45
      Less: Provision for impairment
        of investment in real estate (B)      --       (5,770)         --           (1,008)        --
                                         -------      -------     -------         --------    -------

                                              --          938          --               --         67
                                         -------      -------     -------         --------    -------

TOTAL                                    $13,845      $15,189     $    --         $ 44,486    $ 2,095
                                         =======      =======     =======         ========    =======

-------------------------------------------------------------------------------------------------------------------------
          COLUMN A                                     COLUMN E             COLUMN F     COLUMN G   COLUMN H   COLUMN I


                                                Gross Amount Carried
                                                at December 31, 1996
                                             ---------------------------
                                                     Buildings                            Date                  Life
                                                        and        (A)    Accumulated  Construction   Date   Depreciated
   Description                               Land  Improvements   Total   Depreciation    Began     Acquired    Over
-------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    6.8 acres - One Carnegie Plaza         $ 1,583    $ 9,502    $11,085    $3,456        8/86      6/03/85    3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)      (256)    (1,401)    (1,657)       --
    4.5 acres - Two Carnegie Plaza             873      5,562      6,435     2,161        1/88      6/03/85    3-40 yrs.
    3.7 acres - Carnegie Business
        Center II                              544      3,497      4,041     1,769       10/86      6/03/85    3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)       (41)      (258)      (299)       --
    5.3 acres - Lakeside Tower                 834     11,058     11,892     4,117        3/88      6/03/85    3-40 yrs.
    3.0 acres - Santa Fe                       501      2,529      3,030       966        2/89      6/03/85    5-40 yrs.
    2.3 acres - One Parkside                   529      6,363      6,892     1,070        2/92      6/03/85    5-40 yrs.
      Less:  Provision for impairment
        of investment in real estate (B)       (65)      (635)      (700)       --
    0.8 acres - Health Club                    786      3,180      3,966       134        1/95      6/03/85    5-40 yrs.
    1.07 acres - Outback Steakhouse            161        645        806        --        1/96      6/03/85   15-40 yrs.
Industrial Office Complexes
  San Bernardino County, CA:
    19 acres - Rancon Centre Ontario         1,735      6,762      8,497     1,507        1/88      5/22/87    3-40 yrs.
      Less:  Provision for impairment
        of investment in real estate (B)      (598)    (2,211)    (2,809)       --
                                           -------    -------    -------   -------

                                             6,586     44,593     51,179    15,180
                                           -------    -------    -------   -------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                     11,572         --     11,572        --         N/A       6/03/85      N/A
      Less: Provision for impairment
        of investment in real estate (B)    (7,275)        --     (7,275)       --
    33.76 acres - Ontario                    5,289         --      5,289        --         N/A       5/22/87      N/A
                                           -------    -------    -------   -------

                                             9,586         --      9,586        --
                                           -------    -------    -------   -------
Land Held for Sale:
  Riverside County, CA:
    23.8 acres - Perris - Ethanac Rd.        2,982         --      2,982        --         N/A       3/30/89      N/A
      Less: Provision for impairment
        of investment in real estate (B)    (2,207)        --     (2,207)       --
    78.1 acres - Perris - Nuevo Rd.          7,008         --      7,008        --         N/A       12/28/89     N/A
      Less: Provision for impairment
        of investment in real estate (B)    (6,778)        --     (6,778)       --
                                           -------    -------    -------   -------

                                             1,005         --      1,005        --
                                           -------    -------    -------   -------

TOTAL                                      $17,177    $44,593    $61,770   $15,180
                                           =======    =======    =======   =======


(A) The aggregate cost for federal income tax purposes is $83,989.
(B)  See Note 4 to Financial Statements
(C)  Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for the debt in the aggregate amount of $9,551.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

Reconciliation of gross amount at which real estate was carried:

                                For the    For the one    For the      For the
                              year ended   month ended   year ended  year ended
                             December 31, December 31, November 30, November 30
                                 1996         1995         1995          1994
                              ----------    ---------   -----------  ----------
Investments in real estate:

  Balance at beginning of period $60,209     $59,248     $70,855     $ 72,975

   Additions during period:
     Improvements                  1,561         961       2,975        1,557
     Capitalized carrying costs       --          --         178           --
   Provision for impairment of
    investments in real estate        --          --      14,760)      (2,965)
   Sales                              --          --          --         (712)
                                 -------     -------      ------     --------

  Balance at end of period       $61,770     $60,209     $59,248     $ 70,855
                                 =========   =======     =======     ========



Accumulated Depreciation:

  Balance at beginning of period $13,405     $13,244     $11,464     $  9,329

   Additions charged to expenses   1,775         161       1,780        2,135
                                 -------     -------     -------     --------

  Balance at end of period       $15,180     $13,405     $13,244     $ 11,464
                                 =======     =======     =======     ========

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                INDEX TO EXHIBITS


    Exhibit Number                 Exhibit                               Page



         (3.4)      Limited Partnership  Agreement of RRF V Tri-
                    City Limited Partnership, A Delaware limited
                    partnership of which Rancon Realty Fund V,
                    A California Limited Partnership is the
                    limited partner.                                      40


        (10.3)      Promissory  note in the amount of $9,600,000,
                    dated May 6, 1996 secured by Deeds of Trust
                    on three of the Partnership Properties.               47

                                                                   Exhibit 3.4



                          LIMITED PARTNERSHIP AGREEMENT
                                       OF
                       RRF V TRI CITY LIMITED PARTNERSHIP

         THIS LIMITED PARTNERSHIP AGREEMENT is made as of this 2nd day of April, 1996. between RRF V, Inc., a Delaware corporation (the "General Partner") and Rancon Realty Fund V. a California limited partnership (the "Limited Partner"), herein referred to collectively as the "Partners" and individually as a "Partner" and whose names and addresses are set forth in Exhibit A

                                    ARTICLE I
                                NAME AND PURPOSE

         1. Formation. The undersigned parties hereby form a partnership (herein called the Partnership") pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act").

         2. Name and Office. The name of the Partnership is RRF V TRI CITY LIMITED PARTNERSHIP. The principal office of the Partnership shall be located at 400 South El Camino Real, San Mateo, California 94402-1708, but the Partnership may select and otherwise operate and conduct its business in any and all parts of the United States as the parties may deem advisable.

         3. Purposes. The Partnership has been formed for the purposes of:

         (a) acquiring all that certain real estate more particularly described on Exhibit B hereto and all improvements thereon and all personally associated therewith and all rentals, leases and agreements relating, thereto (collectively, the "Real Estate") from the transferor identified opposite the description of each such Real Estate described on Exhibit B hereto and financing each such Real Estate with a loan (collectively, the "Loans") from Bear, Stearns Funding. Inc. (the "Lender") and selling, conveying, mortgaging and otherwise disposing of all or any part of the Real Estate subject to the requirement of the documents evidencing and securing the Loans;

         (b) entering into and performing obligations pursuant to agreements necessary or desirable to effectuate the foregoing (such agreements and the agreements referred to in subparagraph (a) above shall be collectively referred to herein as the "Agreements"); and

         (c) engaging in any lawful act or activity that may be taken by, and exercising any powers permitted to limited partnerships organized under the Act that are incidental to and necessary or desirable for the accomplishment of the above-mentioned purposes.

The Partnership is authorized to engage in any and all acts necessary, advisable or incidental to the conduct of its business and. after repayment in full of the Loans, may engage in any other business or activity which may be lawfully conducted by partnerships organized under the Act.

         4. Term. The term of the Partnership shall be from the date hereof to December 31, 2095. unless Terminated earlier as hereinafter provided or as otherwise provided by law.

                                                                     Exhibit 3.4


                                   ARTICLE II
                                     CAPITAL

         1. Initial Capital contributions of Partners. The initial capital required to carry on the business purposes described in Article 1, Paragraph 3 above shall be advanced by the General Partner and the Limited Partner in the amounts as shown on the attached Exhibit A, which Exhibit is incorporated herein by this reference: provided, that the General Partner s initial capital contribution shall be in an amount equal to the lesser of $500,000 and 1% of the net asset value of the assets of the Partnership. No interest shall be paid by the Partnership to the Partners on any Capital Contribution paid to the Partnership. Except as otherwise provided in the Act or in this Agreement, no Partner shall be required to make any further contribution to the capital of the Partnership.

         2. Distributions of Capital. Under circumstances requiring a return of any Capital Contribution. no Partner shall have the right to receive property other than cash.

         3. Admission of Additional Partners. Neither the Partnership nor the General Partner on behalf of the Partnership may admit additional Partners without the consent of all of the Partners

                                   ARTICLE III
                                   MANAGEMENT

         1. Management Decisions. The parties hereto agree that the General Partner is solely responsible for the day-to-day operations of the Partnership. Subject to express limitations set forth in this Partnership Agreement, the General Partner is authorized to do anything necessary and appropriate to achieve the purposes detailed in Article 1, Paragraph 3 above. The General Partner may be removed for cause by a vote of the Partners holding a majority interest in the Partnership but may not otherwise dissolve or resign as General Partner without the vote of the majority interest in the Partnership; provided, the General Partner may not resign or be removed in any event unless a successor bankruptcy remote corporation shall have been appointed and be ready and able to succeed to the General Partner as general partner of the Partnership.

         Sale of all or a substantial portion of the Partnership assets must be approved by a vote of the Partners holding a majority interest in the Partnership.

         The General Partner shall devote such time to the Partnership as shall be reasonably required for its welfare and success. The General Partner shall use its best efforts to enable the Partnership to carve out the purposes set forth in Article 1, Paragraph 3.

         2. Expenses. The General Partner may be reimbursed by the Partnership for reasonable out-of-pocket expenses incurred by it in connection with the business of the Partnership.

         3. Covenants Regarding Operation.

         (a)  The  Partnership   shall  not  incur,   assume  or  guarantee  any
indebtedness except for such indebtedness as may be incurred by the Partnership in connection with the Loans or as other vise permitted by the Lender.

                                                                     Exhibit 3.4

         (b) The Partnership shall not engage in any business or activity other than in connection with or relating to the Partnership's purposes.

         (c) The Partnership shall not consolidate or merge with or into any other entity or convey or transfer its properties and assets substantially as an entirety to any entity.

         (d) The Partnership shall not dissolve or liquidate, in whole or in part, except in the event the Loans have been satisfied in full.

         (e) The funds and other assets of the Partnership shall not be commingled with those of any other entity.

         (f) The Partnership shall not guaranty or become obligated or hold itself out as being liable for the debts of any other party. The Partnership shall not plead its assets for the benefit of any other person or entity.

         (g) The Partnership shall not form, or cause to be formed, any subsidiaries.

         (h) The Partnership shall make no asset distributions, including, without limitation, any distribution of dividends, except to the extent of cash on hand in excess of that needed to cover the expected operating expenses of the Partnership.

         (i) The Partnership shall not make any loans to any person or entity.

         (j) The Partnership shall act solely in its name and through the General Partner in the conduct of its business. and shall conduct its business so as not to mislead others as to the identity of the entity with which they are concerned. The Partnership shall pay its own liabilities from its own funds.

         (k) The Partnership shall not file any voluntary petition or consent to the filing of any petition in or institute any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law without the unanimous consent of the Partners.

         ( l ) The Partnership shall maintain partnership records and books of account and shall not commingle its partnership records and books of account with the corporate records and books of account of any entirety. The books of the Partnership may be kept (subject to any provision contained in the statutes) inside or outside the State of Delaware at such place or places as may be designated from time to time by the members of the General Partner.

         (m) The Partnership shall maintain an arms-length relationship with the Partners and their affiliates and, in particular. shall compensate such Partners or affiliates on a commercial reasonable basis for any services or office space provided by them.

         (n) The Partnership shall maintain a separate telephone number and use its own stationary, invoice and checks.

         (o) The Partnership shall observe all partnership formalities.

                                                                     Exhibit 3.4


                                   ARTICLE IV
                 RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS

         1. Management of the Partnership.

         (a) No Limited Partner may take part in the management of or control of the business of the Partnership, transact any business in the name of the
Partnership, incur expenditures on behalf of the Partnership, bind the Partnership or sign any agreement or document in the name of the Partnership

         (b) No Limited Partner will have any power or authority with respect to the Partnership or Partnership affairs except to the extent that the express provisions of this Agreement or the Act require or permit the Limited Partner to take certain actions with respect to the Partnership.

         2. Liability of Limited Partners. Except as otherwise provided in the Act or this Agreement and irrespective of any deficit in a Limited Partners' Capital Account, no Limited Partner will be required to contribute funds to the Partnership other than its Capital Contribution and will not be personally liable for any obligations of the Partnership beyond the amount of its Capital Contribution. Except as provided in this Agreement, no Limited Partner in its capacity as limited partner is required to loan funds to the Partnership.


                                    ARTICLE V
                                   ACCOUNTING

         1. Books and Records. The Partnership through the General Partner shall cause full and accurate books of the Partnership to be maintained at the Partnership's principal place of business. Such books and records shall include all receipts and expenditures, assets and liabilities, profits and losses and all other records necessary for recording the Partnership's business and affairs. Such books and records shall be open to inspection and examination by all Partners, in person or by their duly authorized representatives. at reasonable times.

         2. Fiscal Year. The fiscal years the Partnership will end on the last day of December, unless changed by the General Partner with the consent of the Limited Partner.

         3. Reports. Annual balance sheets and statements showing the income and expenses of the Partnership. Together with the Partnership federal and state income tax returns, shall be prepared and submitted to the Partners not later than 60 days after the end of the fiscal year. The General Partner is hereby authorized to designate itself as tax matters partner of the Partnership.

         4. Bank Accounts and Investment of Funds. All funds of the Partnership shall be deposited in its name in such checking and savings accounts or time certificates as shall be designated by the Partners. Withdrawals therefrom shall be made upon such signature or Signatures as the Partners may designate.

         5. Method of Accounting. The books of the Partnership shall be kept on the accrual basis of accounting.

                                                                     Exhibit 3.4


                                   ARTICLE Vl
                          ALLOCATIONS AND DISTRIBUTIONS

         1. Profits and Losses. The profits and losses of the Partnership shall be determined each year in accordance with accounting methods used for federal income tax purposes and shall be allocated among the Partners and credited (or charged) to their Capital Accounts (as defined and maintained in accordance with Regulations under Section 704(b) of the Internal Revenue Code of 1986, as amended) in accordance with the Partnership Percentages (as such percentages are set forth on Exhibit A hereto).

         2. Cash Distributions. All cash distributions of the Partnership shall be distributed among the Partners and charged to their Capital Accounts in accordance with the Partnership Percentages.

                                   ARTICLE VII
                         TERMINATION OF THE PARTNERSHIP

         1. Termination. The Partnership shall be dissolved upon the first to occur of the following:

         (a) the sale of all or substantially all of the Partnership assets;

         (b) the mutual unanimous agreement of the Partners; provided, that the Partners shall not agree to dissolve the Partnership while the Loans are outstanding.

         (c) the date December 31, 2095; or

         (d) the General Partner shall dissolve or file, or be the subject of, any reorganization, bankruptcy, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law; provided, that any such act shall not cause a dissolution of the Partnership if within 90 days after such withdrawal, dissolution filing or commencement of proceeding the limited partners shall unanimously (i) elect to continue the Partnership, and
(ii) appoint a successor General Partner.

         2. Dissolution. Upon the occurrence of any one of the above events, the Partnership will be dissolved, the affairs of the Partnership wound up and the assets liquidated, allocated and distributed, as realized, in the following order:

         (a) to creditors of the Partnership; and

         (b) to the Partners in accordance with their Capital Account balances. If, upon liquidation, the General Partner has a deficit Capital Account balance, the General Partner shall be required to contribute cash to the Partnership in an amount equal to such deficit Capital Account balance.

                                  ARTICLE VIII
                              TRANSFER OF INTEREST

         No partner may sell, transfer or otherwise assign its interest in the Partnership, in whole or in part; provided, that the initial General Partner may transfer its general partner interest in the Partnership to a corporation which is a wholly owned, qualified real estate investment trust subsidiary of Rancon Financial Corporation and is otherwise approved by the Lender, and following such transfer such

                                                                     Exhibit 3.4

transferee shall be the General Partner for all purposes of this Agreement. Anything contained herein to the contrary notwithstanding, in no event shall the Partners or any of them have the authority to amend the provisions of this
Article VIII.

                                   ARTICLE IX
                               GENERAL PROVISIONS

         1. Indemnification. If the General Partner shall violate any of the terms, provisions and conditions of this Partnership Agreement, it shall, in addition to being subjected to the other remedies. liabilities and obligations herein imposed upon it therefor, keep and save harmless the Partnership property and indemnify the other Partners from any and all claims, demands and actions that may arise out of or by reason of such a violation of any of the terms, provisions and conditions thereof.

         2. Amendments. This Partnership Agreement may not be modified or amended except with the unanimous written consent of the Partners. Notwithstanding anything herein to the contrary. Article VIII may not be amended at any time.

         3. Governing Law; Binding. This Partnership Agreement shall be construed and enforceable in accordance with the laws of the State of Delaware and shall be binding upon all the parties and their assigns, successors, estates, heirs or legatees.

         4. Counterparts. This Partnership Agreement may be executed in any number of counterparts. each of which shall be deemed to constitute an original and all of which together shall constitute one! instrument

                                                                     Exhibit 3.4


IN WITNESS WHEREOF. we have hereunto set our hands the day and year heretofore mentioned.

                                   GENERAL PARTNER:

                                   RRF V, INC.

                                   By:/s/ Robert Batinovich
                                   Robert Batinovich, President

                                   LIMITED PARTNER:

                                   Rancon Realty Fund V, L.P.,
                                   a California limited partnership

                                   By: /s/ Daniel Lee Stephenson,
                                   Daniel Lee Stephenson,
                                   General Partner

                                   By: Rancon Financial Corporation,
                                   General Partner

                                            By: /s/ Daniel Lee Stephenson
                                                 Its President

                                                                   Exhibit 10.3

                                 PROMISSORY NOTE
$9,600,000                                                  New York, New York
                                                                  May 9, 1996

         FOR VALUE RECEIVED RRF V TRI CITY LIMITED PARTNERSHIP, a Delaware limited partnership, as maker, having its principal place of business at c/o Glenborough Inland Realty Corporation, 400 South El Camino Real, San Mateo, California 94402 ("Borrower"), hereby unconditionally promises to pay to the order of BEAR, STEARNS FUNDING, INC., a Delaware corporation, as payee, having an address at 245 Park Avenue, New York, New York 10167 ("Lender"), or at such other place as the holder hereof may from time to time designate in writing, the principal sum of NINE MILLION SIX HUNDRED THOUSAND Dollars ($9,600,000), in lawful money of the United States of America with interest thereon to be computed from the date of this Note at the Applicable Interest Rate (defined below), and to be paid in installments as follows:

                            ARTICLE 1: PAYMENT TERMS

         (a) A payment on the date hereof on account of all interest that will accrue on the principal amount of this Note from and after the date hereof through and including the last day of the present month;

         (b) A constant payment of $83,141.99 on the first day of July, 1996 and on the first day of each calendar month thereafter (the "Monthly Payment") up to and including the first day of May, 2006; the Monthly Payment shall be subject to adjustment pursuant to Article 5 hereof upon release of a Release Property (as defined in that certain Loan Agreement dated of even date herewith between Borrower and Lender (the "Loan Agreement")); each Monthly Payment to be applied as follows:

         (i) first, to the payment of interest computed at the Applicable Interest Rate; and

         (ii) the balance toward the reduction of the principal sum;

and the balance of the principal sum and all interest thereon shall be due and payable on the first day of June, 2006 (the "Maturity Date"). Interest on the principal sum of this Note shall be calculated on the basis of a three hundred sixty (360) day year based on twelve (12) thirty (30) day months, except that interest due and payable for a period of less than a full month shall be calculated by multiplying the actual number of days elapsed in such period by a daily rate based on said 360-day year.

                               ARTICLE 2: INTEREST

         The term "Applicable Interest Rate" as used in the Security Instrument (defined below) and this Note shall mean an interest rate equal to nine and thirty nine hundredths percent (9.39%) per annum.

                                                                    Exhibit 10.3

                       ARTICLE 3: DEFAULT AND ACCELERATION

         (a) The whole of the principal sum of this Note, (b) interest, default interest, late charges and other sums, as provided in this Note, the Security Instrument or the Other Security Documents (defined below), (c) all other monies agreed or provided to be paid by Borrower in this Note, the Security Instrument or the Other Security Documents, (d) all sums advanced pursuant to the Security Instrument to protect and preserve the Property (defined below) and the lien and the security interest created thereby, and (e) all sums advanced and costs and expenses incurred by Lender in connection with the Debt (defined below) or any part thereof, any renewal, extension, or change of or substitution for the Debt or any part thereof, or the acquisition or perfection of the security therefor, whether made or incurred at the request of Borrower or Lender (all the sums referred to in (a) through (e) above shall collectively be referred to as the "Debt") shall without notice become immediately due and payable at the option of Lender if any payment required in this Note is not paid within ten (10) days of the date the same is due or on the Maturity Date or on the happening of any other default, after the expiration of any applicable notice and grace periods, herein or under the terms of the Security Instrument or any of the Other Security Documents (collectively, an "Event of Default").

                           ARTICLE 4: DEFAULT INTEREST

         Borrower does hereby agree that upon the occurrence of an Event of Default, Lender shall be entitled to receive and Borrower shall pay interest on the entire unpaid principal sum at a rate equal to the lesser of (a) five percent (5%) plus the Applicable Interest Rate and (b) the maximum interest rate which Borrower may by law pay (the "Default Rate"). The Default Rate shall be computed from the occurrence of the Event of Default until the earlier of the date upon which the Event of Default is cured or the date upon which the Debt is paid in full. Interest calculated at the Default Rate shall be added to the Debt, and shall be deemed secured by the Security Instrument. This clause, however, shall not be construed as an agreement or privilege to extend the date of the payment of the Debt, nor as a waiver of any other right or remedy accruing to Lender by reason of the occurrence of any Event of Default.

                              ARTICLE 5: PREPAYMENT

         Borrower shall not have the right or privilege to prepay all or any portion of the unpaid principal balance of this Note until the third anniversary of the date hereof.

         During the period commencing on the third anniversary of the date hereof and ending on or before the date which is six (6) months prior to the Maturity Date, Borrower may, provided it has given Lender prior written notice in accordance with the terms of this Note, prepay the unpaid principal balance of this Note in whole or in part by paying, together with the amount to be prepaid, (a) interest accrued and unpaid on the portion of the principal balance of this Note being prepaid to and including the date of prepayment,

                                                                    Exhibit 10.3

(b) unless prepayment is tendered on the first day of a calendar month, an amount equal to the interest that would have accrued on the amount being prepaid after the date of prepayment through and including the last day of the calendar month in which the prepayment occurs had the prepayment not been made (which sum shall constitute additional consideration for the prepayment)r (c) all other sums then due under this Note, the Security Instrument and the Other Security Documents, and (d) a prepayment consideration (the "Prepayment Consideration") equal to the greater of (i) one percent (1%) of the principal balance of this Note being prepaid and (ii) the excess, if any, of (A) the product of (1) the sum of the present values of all then-scheduled payments of principal and interest under this Note including, but not limited to, principal and interest on the Maturity Date, (with each such payment discounted to its present value at the date of prepayment at the rate which, when compounded monthly, is equivalent to the Prepayment Rate (hereinafter defined)) and (2) a fraction, the numerator of which is the principal amount of this Note being prepaid and the denominator of which is the then outstanding principal amount of this Note, over (B) the principal amount of this Note being prepaid. Partial prepayments of the principal amount of this Note shall not be in increments of less than $100,000, be permitted more than once in any period of one year commencing on the date hereof or any anniversary hereof or result in a recalculation of the Monthly Payment, except that upon a prepayment of the principal amount of this Note in connection with a release of a Release Property, the Monthly Payment shall be recalculated to equal a constant monthly payment of principal and interest sufficient to pay interest on the then outstanding principal balance of this Note at the Applicable Interest Rate and amortize such balance over an amortization period beginning on the first day of the month following release of the Release Property and ending on June 1,. 2021.

         The term "Prepayment Rate" means the bond equivalent yield (in the secondary market) on the United States Treasury Security that as of the Prepayment Rate Determination Date (hereinafter defined) has a remaining term to maturity closest to, but not exceeding, the remaining term to the Maturity Date, as most recently published in the "Treasury Bonds, Notes and Bills" section in The Wall Street Journal as of such Prepayment Rate Determination Date. If more than one issue of United States Treasury Securities has the remaining term to the Maturity Date referred to above, the "Prepayment Rate" shall be the yield on the United States Treasury Security most recently issued as of the Prepayment Rate Determination Date. The rate so published shall control absent manifest error. The term "Prepayment Rate Determination Date" shall mean the date which is five (5) Business Days prior to the scheduled prepayment date. As used herein, "Business Day" shall mean any day other than Saturday, Sunday or any other day on which banks are required or authorized to close in New York, New York.

         Lender shall notify Borrower of the amount and the basis of determination of the required prepayment consideration. If the publication of the Prepayment Rate in The Wall Street Journal is discontinued, Lender shall determine the Prepayment Rate on the basis of "Statistical Release H.15 (519), Selected Interest Rates," or any successor publication, published by the Board of Governors of the Federal Reserve System, or on the basis of such other publication or statistical guide as Lender may reasonably select.

                                                                    Exhibit 10.3

         After the date which is six (6) months prior to the Maturity Date, Borrower may, provided that it has given Lender prior written notice in accordance with the terms of this Note, prepay the unpaid principal balance of this Note in whole or in part, by paying, together with the amount to be prepaid, (a) interest accrued and unpaid on the portion of the principal balance of this Note being prepaid to and including the date of prepayment, (b) unless the prepayment is tendered on the first day of a calendar month, an amount equal to the interest that would have accrued on the amount being prepaid after the date of prepayment through and including the last day of the calendar month in which the prepayment occurs had the prepayment not been made (which amount shall constitute additional consideration for the prepayment), and (c) all other sums then due under this Note, the Security Instrument and the Other Security Documents. Partial prepayments of this Note during such period shall not be in increments of less than $100,000 or result in a recalculation of the amount of monthly debt service payments due under this Note, except that upon a prepayment of the principal amount of this Note in connection with a release of a Release Property, the Monthly Payment shall be recalculated to equal a constant monthly payment of principal and interest sufficient to pay interest on the then outstanding principal balance of this Note at the Applicable Interest Rate and amortize such balance over an amortization period beginning on the first day of the month following release of the Release Property and ending on June 1, 202l

         Borrower's right to prepay any portion of the principal balance of this Note shall be subject to (i) Borrower's submission of a notice to Lender setting forth the amount to be prepaid and the projected date of prepayment, which date shall be no less than thirty (30) or more than sixty (60) days from the date of such notice, and (ii) Borrower's actual payment to Lender of the amount to be prepaid as set forth in such notice on the projected date set forth in such notice or any day following such projected date occurring in the same calendar month as such projected date.

         Following an Event of Default and acceleration of this Note, if Borrower or anyone on Borrower's behalf makes a tender of payment of the amount necessary to satisfy the indebtedness evidenced by this Note and secured by the Security Instrument at any time prior to foreclosure sale (including, but not limited to, sale under power of sale under the Security Instrument), or during any redemption period after foreclosure, (i) the tender of payment shall constitute an evasion of Borrower's obligation to pay any Prepayment Consideration due under this Note and such payment shall, therefore, to the maximum extent permitted by law, include a premium equal to the Prepayment Consideration that would have been payable on the date of such tender had this Note not been so accelerated, or (ii) if at the time of such tender a prepayment of the principal amount of this Note would have been prohibited under this Note had the principal amount of this Note not been so accelerated, the tender of payment shall constitute an evasion of such prepayment prohibition and shall, therefore, to the maximum extent permitted by law, include an amount equal to the greater of (i) 1% of the then principal amount of this Note and (ii) an amount equal to the excess of (A) the sum of the present values of a series of payments payable at the times and in the amounts equal to the payments of principal and

                                                                    Exhibit 10.3

interest (including, but not limited to the principal and interest payable on the Maturity Date) which would have been scheduled to be payable after the date of such tender under this Note had this Note not been accelerated, with each such payment discounted to its present value at the date of such tender at the rate which when compounded monthly is equivalent to the Prepayment Rate, over
(B) the then principal amount of this Note.

                               ARTICLE 6: SECURITY

         This Note is secured by the Security Instrument and the Other Security Documents. The term "Security Instrument" as used in this Note shall mean those three (3) Deeds of Trust, Fixture Filings and Security Agreements dated as of the date hereof in the principal sum of this Note given by Borrower to (or for the benefit of) Lender each covering the fee simple estate of Borrower in certain premises located in Riverside County, State of California, and other property, as more particularly described therein (collectively, the "Property") and intended to be duly recorded in said County. The term "Other Security Documents" as used in this Note shall mean all and any of the documents other than this Note or the Security Instrument now or hereafter executed by Borrower and/or others and by or in favor of Lender, which wholly or partially secure or guarantee payment of this Note, including, but not limited to, the Loan Agreement. Whenever used, the singular number shall include the plural, the plural number shall include the singular, and the words "Lender" and "Borrower" shall include their respective successors, assigns, heirs, executors and administrators.

         All of the terms, covenants and conditions contained in the Security Instrument and the Other Security Documents are hereby made part of this Note to the same extent and with the same force as if they were fully set forth herein. All capitalized terms not defined herein shall have the meanings ascribed to them in the Security Instrument and the Other Security Documents.

                            ARTICLE 7: SAVINGS CLAUSE

         This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance due thereunder at a rate which could subject Lender to either civil or criminal liability as a result of being in excess of the maximum interest rate which Borrower is permitted by applicable law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance due thereunder at a rate in excess of such maximum rate, the Applicable Interest Rate or the Default Rate, as the case may be, shall be deemed to be immediately reduced to such maximum rate and all previous payments in excess of the maximum rate shall be deemed to have been payments in reduction of principal and not on account of the interest due thereunder. All sums paid or agreed to be paid to Lender for the use, forbearance, or detention of the Debt, shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full stated term of the Note until payment in full so that the rate or amount of interest on account of

                                                                    Exhibit 10.3

the Debt does not exceed the maximum lawful rate of interest from time to time in effect and applicable to the Debt for so long as the Debt is outstanding.

                             ARTICLE 8: LATE CHARGE

         If any sum  payable  under  this  Note is not paid  prior to the  tenth
(10th) day after the date on which it is due, Borrower shall pay to Lender upon demand an amount equal to the lesser of five percent (5%) of the unpaid sum or the maximum amount permitted by applicable law to defray the expenses incurred by Lender in handling and processing the delinquent payment and to compensate Lender for the loss of the use of the delinquent payment and the amount shall be secured by the Security Instrument and the Other Security Documents.

                            ARTICLE 9: NO ORAL CHANGE

         This Note may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Borrower or Lender, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver, extension, change, discharge or termination is sought.

                     ARTICLE 10: JOINT AND SEVERAL LIABILITY

         If Borrower consists of more than one person or party, the obligations and liabilities of each person or party shall be joint and several.

                               ARTICLE 11: WAIVERS

         Borrower and all others who may become liable for the payment of all or any part of the Debt do hereby severally waive presentment and demand for payment, notice of dishonor, protest and notice of protest and non-payment and all other notices of any kind. No release of any security for the Debt or extension of time for payment of this Note or any installment hereof, and no alteration, amendment or waiver of any provision of this Note, the Security Instrument or the Other Security Documents made by agreement between Lender or any other person or party shall release, modify, amend, waive, extend, change, discharge, terminate or affect the liability of Borrower, and any other person or entity who may become liable for the payment of all or any part of the Debt, under this Note, the Security Instrument or the Other Security Documents. No notice to or demand on Borrower shall be deemed to be a waiver of the obligation of Borrower or of the right of Lender to take further action without further notice or demand as provided for in this Note, the Security Instrument or the Other Security Documents. If Borrower is a partnership, the agreements herein contained shall remain in force and applicable, notwithstanding any changes in the individuals comprising the partnership. If Borrower is a corporation, the agreements contained herein shall remain in full force and applicable notwithstanding any changes in the shareholders comprising, or the officers and directors relating to, the corporation. If Borrower is a limited liability company, the agreements

                                                                    Exhibit 10.3

contained herein shall remain in full force and applicable notwithstanding any changes in the members comprising, or the managers, officers or agents relating to, the limited liability company. The term "Borrower", as used herein, shall include any alternate or successor partnership, corporation, limited liability company or other entity or person to the Borrower named herein, but any predecessor partnership (and their partners), corporation, limited liability company, other entity or person shall not thereby be released from any liability. Nothing in this Article 11 shall be construed as a consent to, or a waiver of, any prohibition or restriction on transfers of interests in such partnership which may be set forth in the Security Instrument or any Other Security Document.

                              ARTICLE 12: TRANSFER

         Lender may, at any time, sell, transfer or assign this Note, the Security Instrument and the Other Security Documents, and any or all servicing rights with respect thereto, or grant participations therein or issue mortgage passthrough certificates or other securities evidencing a beneficial interest in a rated or unrated public offering or private placement (the "Securities"). Lender may forward to each purchaser, transferee, assignee, servicer, participant, investor in such Securities or any Rating Agency rating such Securities (collectively, the "Investor") and each prospective Investor, all documents and information which Lender now has or may hereafter acquire relating to the Debt and to Borrower, any guarantor and the Property, whether furnished by Borrower, any guarantor or otherwise, as Lender determines necessary or desirable. Borrower and any guarantor agree to cooperate with Lender in connection with any transfer made or any Securities created pursuant to the Security Instrument, including, without limitation, the delivery of an estoppel certificate in accordance therewith, and such other documents as may be reasonably requested by Lender. Borrower shall also furnish and Borrower and any guarantor consent to Lender furnishing to such Investors or such prospective Investors any and all information concerning the Property, the Leases, the financial condition of Borrower and any guarantor as may be requested by Lender, any Investor or any prospective Investor in connection with any sale, transfer or participation interest. Lender may retain or assign responsibility for servicing the Loan, including the Note, the Security Instrument, this Agreement and the Other Security Documents, or may delegate some or all of such responsibility and/or obligations to a servicer including, but not limited to, any subservicer or master servicer. Lender may make such assignment or delegation on behalf of the Investors if the Note is sold or this Agreement or the Other Security Documents are assigned.
All references to Lender herein shall refer to and include any such servicer to the extent applicable.

                       ARTICLE 13: WAIVER OF TRIAL BY JURY

         BORROWER HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, THE RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM, WHETHER IN CONTRACT, TORT OR OTHERWISE, RELATING DIRECTLY OR INDIRECTLY TO THE LOAN EVIDENCED BY THIS NOTE, THE APPLICATION FOR THE LOAN EVIDENCED BY THIS NOTE, THIS

                                                                    Exhibit 10.3

NOTE, THE SECURITY INSTRUMENT OR THE OTHER SECURITY DOCUMENTS OR ANY ACTS OR OMISSIONS OF LENDER, ITS OFFICERS, EMPLOYEES, DIRECTORS OR AGENTS IN CONNECTION THEREWITH.

                             ARTICLE 14: EXCULPATION

         (a) Except as otherwise provided herein, in the Security Instrument or in the Other Security Documents, Lender shall not enforce the liability and obligation of Borrower, to perform and observe the obligations contained in this Note, the Security Instrument or the Other Security Documents by any action or proceeding wherein a money judgment shall be sought against Borrower or any partner of Borrower, except that Lender may bring a foreclosure action, an action for specific performance or any other appropriate action or proceeding to enable Lender to enforce and realize upon this Note, the Security Instrument, the Other Security Documents, and the interests in the Property; and any other collateral given to Lender pursuant to the Security Instrument and the Other Security Documents; provided, however, that, except as specifically provided herein, any judgment in any such action or proceeding shall be enforceable against Borrower or any partner of Borrower only to the extent of Borrower's interest in the Property and in any other collateral given to Lender, and Lender, by accepting this Note, the Security Instrument and the Other Security Documents, agrees that it shall not sue for, seek or demand any deficiency judgment against Borrower or any partner of Borrower, in any such action or proceeding, under or by reason of or in connection with this Note, the Security Instrument or the Other Security Documents. The provisions of this paragraph shall not, however, (i) constitute a waiver, release or impairment of any obligation evidenced or secured by the Security Instrument or the Other Security Documents, (ii) impair the right of Lender to name Borrower as a party defendant in any action or suit for foreclosure and sale under the Security Instrument,
(iii) affect the validity or enforceability of any guaranty made in connection with this Note, the Security Instrument or the Other Security Documents, (iv) impair the right of Lender to obtain the appointment of a receiver, (v) impair the enforcement of any assignment, or (vi) constitute a waiver of the right of Lender to enforce the liability and obligation of Borrower, by money judgment or otherwise, to the extent of any loss, damage, cost, expense, liability, claim or other obligation incurred by Lender (including attorneys' fees and costs reasonably incurred) arising out of or in connection with the following:

         (a) fraud or misrepresentation by Borrower in connection with this Note, the Security Instrument or the Other Security Documents;

         (b) the gross negligence or willful misconduct of Borrower;

         (c) material physical waste of the Property by Borrower;

         (d) the breach of provisions in this Note, the Security Instrument or the Other Security Documents concerning Environmental Laws and Hazardous Substances and any indemnification of Lender with respect thereto in either document;

                                                                    Exhibit 10.3

         (e) the removal or disposal of any portion of the Property by Borrower after default under this Note, the Security Instrument or the Other Security Documents;

         (f) the misapplication or conversion by Borrower of (i) any insurance proceeds paid by reason of any loss, damage or destruction to the Property, (ii) any awards or other amounts received in connection with the condemnation of all or a portion of the Property, or (iii) any Rents following default under this Note, the Security Instrument or the Other Security Documents;

         (g) Borrower's failure to pay Taxes (provided that the liability of Borrower shall be only for amounts in excess of the amount held by Lender in escrow for the payment of Taxes), assessments, charges for labor or materials or other charges that can create liens on any portion of the Property; and

         (h) Borrower's failure to deliver any security deposits collected with respect to the Property which are not delivered to Lender upon a foreclosure of the Property or action in lieu thereof, except to the extent any such security deposits were applied in accordance with the terms and conditions of any of the Leases prior to the occurrence of the Event of Default that gave rise to such foreclosure or action in lieu thereof.

         Notwithstanding anything to the contrary in this Note, the Security Instrument or the Other Security Documents (i) the Debt shall be fully recourse to Borrower; and (ii) Lender shall not be deemed to have waived any right which Lender may have under Section 506(a), 506(b), llll(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Debt or to require that all collateral shall continue to secure all of the Debt owing to Lender in accordance with this Note, the Security Instrument or the Other Security Documents, in the event that: (A) the first full Monthly Payment is not paid when due; (B) Borrower fails to permit on-site inspections of the Property, fails to provide financial information, or fails to maintain its status as a single purpose entity, as required by the Security Instrument; (C) Borrower fails to obtain Lender's prior written consent to any subordinate financing or other voluntary lien encumbering the Property; (D) Borrower fails to obtain Lender's prior written consent to any assignment, transfer, or conveyance of the Property or any interest therein as required by the Security Instrument.

                              ARTICLE 15: AUTHORITY

         Borrower (and the undersigned representative of Borrower, if any) represents that Borrower has full power, authority and legal right to execute and deliver this Note, the Security Instrument and the Other Security Documents and that this Note, the Security Instrument and the Other Security Documents constitute valid and binding obligations of Borrower.

                                                                    Exhibit 10.3

                           ARTICLE 16: APPLICABLE LAW

         This Note shall be deemed to be a contract entered into pursuant to the laws of the State of New York and shall in all respects be governed, construed, applied and enforced in accordance with the laws of the State of New York.

                         ARTICLE 17: SERVICE OF PROCESS

         (a) (i) Borrower will maintain a place of business or an agent for service of process in California and give prompt notice to Lender of the address of such place of business and of the name and address of any new agent appointed by it, as appropriate. Borrower further agrees that the failure of its agent for service of process to give it notice of any service of process will not impair or affect the validity of such service or of any judgment based thereon. If, despite the foregoing, there is for any reason no agent for service of process of Borrower available to be served, and if it at that time has no place of business in California then Borrower irrevocably consents to service of process by registered or certified mail, postage prepaid, to it at its address given in or pursuant to the first paragraph hereof.

                  (ii) Borrower initially and irrevocably designates CT Corporation System, with offices on the date hereof at 818 West Seventh Street, Los Angeles, California 90017, to receive for and on behalf of Borrower service of process in California with respect to this Note.

         (b) With respect to any claim or action arising thereunder or under the Security Instrument or the Other Security Documents, Borrower (a) irrevocably submits to the nonexclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York, New York, and appellate courts from any thereof, and (b) irrevocably waives any objection which it may have at any time to the laying on venue of any suit, action or proceeding arising out of or relating to this Note brought in any such court, irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

         (c) Nothing in this Note will be deemed to preclude Lender from bringing an action or proceeding with respect hereto in any other jurisdiction.

                            ARTICLE 18: COUNSEL FEES

         In the event that it should become necessary to employ counsel to collect the Debt or to protect or foreclose the security therefor, Borrower also agrees to pay all reasonable fees and expenses of Lender, including, without limitation, reasonable attorney's fees for the services of such counsel whether or not suit be brought.

                                                                    Exhibit 10.3

                               ARTICLE 19: NOTICES

         All notices or other written communications thereunder shall be deemed to have been properly given (i) upon delivery, if delivered in person with receipt acknowledged by the recipient thereof, (ii) one (1) Business Day (defined below) after having been deposited for overnight delivery with any reputable overnight courier service, or (iii) three (3) Business Days after having been deposited in any post office or mail depository regularly maintained by the U.S. Postal Service and sent by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

         If to Borrower:   RRF V Tri City Limited Partnership
                                    c/o Glenborough Inland Realty Corporation
                                    400 South El Camino Real
                                    San Mateo, CA 94402-1708
                                    Attention: Mr. Robert Batinovich

         With a copy to:   Morrison & Foerster LLP
                                    345 California Street
                                    San Francisco, CA 94104
                                    Attn: Noel Nellis, Esq.

         If to Lender:              Bear, Stearns Funding, Inc.
                                    245 Park Avenue
                                    New York, New York 10167
                                    Attention: Kenneth A . Rubin

or addressed as such party may from time to time designate by written notice to the other parties.

         Either party by notice to the other may designate additional or different addresses for subsequent notices or communications.

         "Business Day" shall mean any day other than Saturday, Sunday or any other day on which banks are required or authorized to close in New York, New York.

                            ARTICLE 20: MISCELLANEOUS

         (a) Wherever pursuant to this Note (i) Lender exercises any right given to it to approve or disapprove, (ii) any arrangement or term is to be satisfactory to Lender, or (iii) any other decision or determination is to be made by Lender, the decision of Lender to approve or disapprove, all decisions that arrangements or terms are satisfactory or not satisfactory and all other decisions and determinations made by Lender, shall be in the sole and absolute discretion of Lender and shall be final and conclusive, except as may be otherwise expressly and specifically provided herein.

                                                                    Exhibit 10.3

         (b) Wherever pursuant to this Note it is provided that Borrower pay any costs and expenses, such costs and expenses shall include, but not be limited to, legal fees and disbursements of Lender, whether retained firms, the reimbursement for the expenses of in-house staff, or otherwise.

                             ARTICLE 21: DEFINITIONS

         All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Security Instrument.

                                                                    Exhibit 10.3



         IN WITNESS WHEREOF, Borrower has duly executed this Note as of the day and year first above written.

                                            RRF V TRI CITY LIMITED PARTNERSHIP

                                            By: RRF V, Inc.,
                                                its general partner

                                                  BY: /s/ Robert Batinovich
                                                      Name: Robert Batinovich
                                                      Title: President