Form 10-Q
period 1997-03-31
RANCON REALTY FUND V
filed 1997-05-15
CIK 769131

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                                Yes  X   No __




         Total number of units outstanding as of March 31, 1997: 99,763

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                               March 31,   December 31,
                                                                 1997         1996
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation of
   $15,595 and $15,180 at March 31, 1997 and
   December 31, 1996, respectively                           $  35,602      $ 35,999
   Land held for development                                     9,587         9,586
   Land held for sale                                            1,005         1,005
                                                             ---------      --------

    Total real estate investments                               46,194        46,590

Cash and cash equivalents                                        5,538         5,007
Pledged cash                                                       353           353
Accounts receivable                                                178           145
Deferred financing costs and other fees, net of accumulated
  amortization of $1,649 and $1,565 at March 31, 1997
  and December 31, 1996, respectively                            1,261         1,301
Prepaid expenses and other assets                                  801           797
                                                             ---------      --------

    Total assets                                             $  54,325      $ 54,193
                                                             =========      ========












                                  - continued -

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                               March 31,   December 31,
                                                                 1997         1996

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                              $  13,806      $ 13,845
  Accounts payable and accrued expenses                            596           276
  Interest payable                                                  75            75
                                                             ---------      --------

  Total liabilities                                             14,477        14,196
                                                             ---------      --------

Commitments and contingent liabilities (see Note 3)

Partners' equity (deficit):
  General partners                                                (922)          (921)
  Limited partners, 99,763 and 99,767 limited
   partnership units outstanding at March 31, 1997
   and December 31, 1996, respectively                          40,770         40,918
                                                             ---------      ---------

  Total partners' equity                                        39,848         39,997
                                                             ---------      ---------

  Total liabilities and partners' equity                     $  54,325      $  54,193
                                                             =========      =========





                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                                 Three months ended
                                                                     March 31,
                                                                1997          1996

Revenue:
  Rental income                                              $   1,804      $  1,707
  Interest income                                                   63             9
                                                             ---------      --------

    Total revenue                                                1,867         1,716

Expenses:
  Operating                                                        744           863
  Interest expense                                                 326           226
  Depreciation and amortization                                    486           560
  Expenses associated with undeveloped land                        158           156
  General and administrative expenses                              302           325
                                                             ---------      --------

    Total expenses                                               2,016         2,130
                                                             ---------      --------

Net (loss)                                                   $    (149)     $  (414)
                                                             =========      ========



Net loss per limited partnership unit                        $   (1.48)     $  (4.11)
                                                             =========      =========

Weighted average number of limited partnership units
  outstanding during each period used to compute net loss
  per limited partnership unit                                  99,765         99,783
                                                              ========       ========




                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                        General       Limited
                                        Partners     Partners         Total

     Balance at December 31, 1996     $    (921)     $  40,918      $ 39,997

     Net loss                                (1)          (148)         (149)
                                      ---------      ---------      --------

     Balance at March 31, 1997        $    (922)     $  40,770      $ 39,848
                                      =========      =========      ========




     Balance at December 31, 1995     $    (908)     $  42,212      $ 41,304

     Net loss                                (4)          (410)         (414)
                                      ---------      ---------      --------

     Balance at March 31, 1996        $    (912)     $  41,802      $ 40,890
                                      =========      =========      ========



                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                   $    (149)     $   (414)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                  486           560
    Amortization of loan fees, included in interest expense         13             6
    Changes in certain assets and liabilities:
      Accounts receivable                                          (33)           12
      Prepaid expenses and other assets                             (4)           95
      Accounts payable and accrued expenses                        320           335
      Interest payable                                             ---            49
      Deferred financing costs and other fees                      (44)          (77)
                                                             ---------      --------

     Net cash provided by operating activities                     589           566
                                                             ---------      --------

Cash flows from investing activities:
   Additions to real estate investments                            (19)         (334)
                                                             ---------      --------

     Net cash used for investing activities:                       (19)         (334)
                                                             ---------      --------

Cash flows from financing activities:
   Notes payable principal payments                                (39)          (16)
                                                             ---------      --------
  Net cash used for financing activities                           (39)          (16)
                                                             ---------      --------

Net increase in cash and cash equivalents                          531           216

Cash and cash equivalents at beginning of period                 5,007           676
                                                              --------      --------

Cash and cash equivalents at end of period                   $   5,538      $    892
                                                             =========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $     313      $    172
                                                             =========      ========




                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of March 31, 1997 and December 31, 1996, the related statements of operations, the changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

During the quarter ended March 31, 1997, a total of 4 units were abandoned as a result of partners desiring to no longer receive Partneship K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of March 31, 1997, there were 99,763 limited partnership units issued and outstanding.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside, Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") was formed in May, 1996. The three properties securing the loan were contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V Tri-City have been consolidated with those of the Partnership. All intercompany transactions have been eliminated in consolidation.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

Reclassification - Certain 1996 balances have been reclassified to conform with the current period presentation.

Note 2.  REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Note 3.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at March 31, 1997. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had cash of $5,538,000 (net of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $46,194,000.

The Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds include permanent financing, property sales, and interest income on certificates of deposit.

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

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

      Property                                      Type                     Square Feet
     ----------                 -----------------------------------------    -----------
One Carnegie Plaza              Two, two story garden-style office buildings    102,693
Two Carnegie Plaza              Two story garden-style office buildings          68,925
Carnegie Business Center II     Two light industrial buildings                   50,804
Santa Fe                        One story office building                        36,288
Lakeside Tower                  Six story office building                       112,814
One Parkside                    Four story office building                       70,069
Bally's Health Club             Health club facility                             25,000
Outback Steakhouse              Restaurant                                        6,500

The Partnership also owns approximately 14 acres of unimproved land in the Tri-City area.

Additionally, the Partnership owns the Rancon Center Ontario property (245,000 square feet of leasable office space) in Ontario, California plus approximately 34 acres of unimproved land in Ontario, California. Development of the unimproved land will coincide with market demand.

The Partnership also owns 23.8 acres of unimproved land referred to as Perris-Ethanac Road and 60.41 acres of undeveloped land referred to as Perris-Nuevo Road. There has been no development to date at the Partnership's Perris-Ethanac Road or Perris-Nuevo Road projects. Both properties are unencumbered and are being marketed for sale by the Partnership.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of March 31, 1997, together with the cash from operations, property sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans.

RESULTS OF OPERATIONS

Revenues

Rental income for the three months ended March 31, 1997 increased $97,000 or 6% from the three months ended March 31, 1996 due largely to the commencement of the Outback Steakhouse lease in the fourth quarter of 1996, slight increases in rental rates, and the increased occupancy at all but two of the Partnership properties at March 31, 1997 compared to March 31, 1996 (see table below). Of the two properties experiencing a decline in occupancy rates, the most significant was the twenty percentage point decline in occupancy rate at Rancon Centre Ontario from March 31, 1996 to March 31, 1997. This change was due to a 50,000 square foot tenant vacating on February 28, 1997, which had a minimal impact on rental revenue for the three months ended March 31, 1997.

Occupancy rates at the Partnership's properties as of March 31, 1997 and 1996 were as follows:

                                                 March 31,
                                              1997        1996
                                             -----       -----
         One Carnegie Plaza                    88%         93%
         Two Carnegie Plaza                    83%         80%
         Carnegie Business Center II           74%         65%
         Lakeside Tower                        83%         76%
         Santa Fe                             100%        100%
         One Parkside                          92%         83%
         Rancon Centre Ontario                 80%        100%
         Bally's Health Club                  100%        100%
         Outback Steakhouse                   100%         n/a

As of March 31, 1997, tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, New York Life Insurance, the California Department of Transportation, State of California Health Services, MacLachlan, Burford and Arias, the Atchison, Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with leases expiring at various dates between June, 1997 and December, 2010. These nine tenants, in the aggregate, occupy approximately 217,000 square feet of the 473,000 total leasable square feet at Tri-City and account for 55% of the rental income generated at Tri-City and 49% of the total rental income for the Partnership.

United Pacific Mills, with a lease expiration date of April, 1998, occupies 74,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and accounts for 25% of the rental income generated at Rancon Centre Ontario and 3% of the total rental income generated by the Partnership.

Interest and other income for the three months ended March 31, 1997 increased $54,000 from the three months ended March 31, 1996 due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in May, 1996.

Expenses

Operating expenses decreased $119,000 or 14% during the three months ended March 31, 1997 from the three months ended March 31, 1996 due to lowered required association dues in 1997, the special appraisals performed on the Partnership's properties in 1996 and the costs incurred in 1996 relating to flooding damage at Two Carnegie Plaza.

Interest expense increased $100,000 or 44% during the three months ended March 31, 1997 over the same period in 1996 as a result of additional debt obtained in May, 1996.

Depreciation and amortization decreased $74,000 or 13% during the first quarter of 1997 from the first quarter of 1996 as a result of tenant improvements and leasing commissions becoming fully depreciated and amortized in 1996.

The $23,000 or 7% decrease in general and administrative expenses during the three months ended March 31, 1997 from the three months ended March 31, 1996 was due to a payment of $26,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests; such payment was not incurred in 1997.

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


                            RANCON REALTY FUND V,
                            a California Limited Partnership
                            (Registrant)






Date: May 14, 1997          By: /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson, General Partner
                                and Director, President, Chief Executive Officer and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon Realty Fund V,
                                a California Limited Partnership