Form 10-Q
period 1997-06-30
RANCON REALTY FUND V
filed 1997-08-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                   Yes X No __


          Total number of units outstanding as of June 30, 1997: 99,763

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                             June 30,   December 31,
                                                               1997        1996
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation
     of $16,030 and $15,180 at June 30, 1997 and
     December 31, 1996, respectively                        $ 35,328     $ 35,999
    Land held for development                                  9,583        9,586
    Land held for sale                                         1,005        1,005
                                                            --------     --------

     Total real estate investments                            45,916       46,590

Cash and cash equivalents                                      5,356        5,007
Pledged cash                                                     353          353
Accounts receivable                                              122          145
Deferred financing costs and other fees, net of accumulated
    amortization of $1,746 and $1,565 at June 30, 1997
    and December 31, 1996, respectively                        1,219        1,301
Prepaid expenses and other assets                                784          797
                                                            --------     --------

     Total assets                                           $ 53,750     $ 54,193
                                                            ========     ========















                                  - continued -

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                             June 30,   December 31,
                                                               1997        1996

Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                          $ 13,766     $ 13,845
     Accounts payable and other liabilities                      308          276
     Interest payable                                             75           75
                                                            --------     --------

     Total liabilities                                        14,149       14,196
                                                            --------     --------

Commitments and contingent liabilities
  (see Note 3)

Partners' equity (deficit):
    General partners                                            (925)        (921)
    Limited partners, 99,763 and 99,767 limited
     partnership units outstanding at June 30, 1997
     and December 31, 1996, respectively                      40,526       40,918
                                                            --------     --------

     Total partners' equity                                   39,601       39,997
                                                            --------     --------

     Total liabilities and partners' equity                 $ 53,750     $ 54,193
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                         Three months ended         Six months ended
                                               June 30,                 June 30,
                                         -------------------       ------------------
                                           1997       1996           1997      1996
                                         --------   --------       -------   -------
 Revenue:
   Rental income                         $  1,712   $  1,731       $ 3,516   $ 3,438
   Interest income                             67         22           130        31
                                         --------   --------       -------   -------

        Total revenue                       1,779      1,753         3,646     3,469
                                         --------   --------       -------   -------

Expenses:
   Operating                                  769        749         1,513     1,612
   Interest expense                           325        321           651       553
   Depreciation and amortization              518        615         1,004     1,169
   Expenses associated with
    undeveloped land                           89        209           247       365
   General and administrative expenses        325        312           627       637
                                          -------    -------       -------    ------

        Total expenses                      2,026      2,206         4,042     4,336
                                          -------    -------       -------    ------

Net loss                                  $  (247)   $  (453)      $  (396)   $ (867)
                                          =======    =======       =======    ======

Net loss per limited partnership unit     $ (2.45)   $ (4.49)      $ (3.93)   $(8.60)
                                          =======    =======       =======    ======

Weighted average number of limited
   partnership units outstanding during
   each period used to compute net loss
   per limited partnership unit            99,763     99,767        99,765     99,767
                                          =======    =======       =======    =======












                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                       General      Limited
                                       Partners     Partners         Total

     Balance at December 31, 1996     $   (921)     $  40,918      $ 39,997

     Net loss                               (4)          (392)         (396)
                                      --------      ---------      --------

     Balance at June 30, 1997         $   (925)     $  40,526      $ 39,601
                                      ========      =========      ========




     Balance at December 31, 1995     $   (908)     $  42,212      $ 41,304

     Net loss                               (9)          (858)         (867)
                                      --------      ---------      --------

     Balance at June 30, 1996         $   (917)     $  41,354      $ 40,437
                                      ========      =========      ========



















                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                      Six months ended
                                                                          June 30,
                                                                      1997        1996
                                                                    --------    --------
Cash flows from operating activities:
     Net loss                                                       $   (396)   $   (867)
     Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                 1,004       1,169
         Amortization of loan fees, included in interest expense          27           9
         Changes in certain assets and liabilities:
             Accounts receivable                                          23          22
             Prepaid expenses and other assets                            13         (88)
             Accounts payable and other liabilities                       32          16
             Interest payable                                             --          75
             Deferred financing costs and other fees                     (99)       (382)
                                                                    --------    --------

         Net cash provided by (used for) operating activities            604         (46)
                                                                    --------    --------

Cash flows from investing activities:
     Pledged cash released                                                --         349
     Additions to real estate investments                               (176)       (590)
                                                                    --------    --------

         Net cash used for investing activities:                        (176)       (241)
                                                                    --------    --------

Cash flows from financing activities:
     Net loan proceeds                                                    --       6,836
     Notes payable principal payments                                    (79)        (35)
                                                                    --------    --------

         Net cash provided by (used for) financing activities            (79)      6,801
                                                                    --------    --------

Net increase in cash and cash equivalents                                349       6,514

Cash and cash equivalents at beginning of period                       5,007         676
                                                                    --------    --------

Cash and cash equivalents at end of period                          $  5,356    $  7,190
                                                                    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                         $    624    $    469
                                                                    ========    ========


                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of June 30, 1997 and December 31, 1996, the related statements of operations for the three and six months ended June 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

In December 1994, RFC entered into an agreement with Glenborough Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows:
(i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets;
(ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

During the first half of 1997, a total of four units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of June 30, 1997, there were 99,763 limited partnership units issued and outstanding.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside, Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") was formed in May 1996. The three properties securing the loan were contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc., a corporation wholly owned by the Partnership. Since the Partnership

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V Tri-City have been consolidated with those of the Partnership. All intercompany transactions and account balances have been eliminated in consolidation.

Reclassification - Certain 1996 balances have been reclassified to conform to the current period presentation.

Note 2.  REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Note 3.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at June 30, 1997. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash of $5,356,000 (net of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $45,916,000.

The Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds include permanent financing, property sales, and interest income on certificates of deposit.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

           Property                               Type                       Square Feet
---------------------------    --------------------------------------------    -------
One Carnegie Plaza             Two, two story garden-style office buildings    102,693
Two Carnegie Plaza             Two story garden-style office building           68,925
Carnegie Business Center II    Two light industrial buildings                   50,804
Santa Fe                       One story office building                        36,288
Lakeside Tower                 Six story office building                       112,814
One Parkside                   Four story office building                       70,069
Bally's Health Club            Health club facility                             25,000
Outback Steakhouse             Restaurant                                        6,500

The Partnership also owns approximately 14 acres of unimproved land in the Tri-City area. Development of the unimproved land will coincide with market demand.

Additionally, the Partnership owns the Rancon Center Ontario property (245,000 square feet of leasable industrial space) in Ontario, California plus approximately 34 acres of unimproved land in Ontario, California. Development of the unimproved land will coincide with market demand.

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

Management believes that the Partnership's cash balance as of June 30, 1997, together with the cash from operations, property sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans.

RESULTS OF OPERATIONS

Revenues

Rental income for the six months ended June 30, 1997 increased $78,000 or 2% from the six months ended June 30, 1996, due largely to the commencement of the Outback Steakhouse lease in the fourth quarter of 1996.

Occupancy rates at the Partnership's properties as of June 30, 1997 and 1996 were as follows:

                                             June 30,
                                        1997          1996

    One Carnegie Plaza                   88%           87%
    Two Carnegie Plaza                   81%           86%
    Carnegie Business Center II          74%           65%
    Lakeside Tower                       83%           78%
    Santa Fe                            100%          100%
    One Parkside                         66%           92%
    Rancon Centre Ontario                80%          100%
    Bally's Health Club                 100%          100%
    Outback Steakhouse                  100%          n/a

The 26 percentage point drop in occupancy from June 30, 1996 to June 30, 1997 at One Parkside is due to MacLachlan, Burford and Arias ("MBA"), a 18,531 square foot tenant, vacating their space prior to the lease termination date due to financial difficulties. MBA filed for Chapter 11 bankruptcy protection in May 1997.Management intends to market this space as soon as legal possession is obtained.

As of June 30, 1997, tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, New York Life Insurance, the California Department of Transportation, State of California Health Services, the Atchison, Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with leases expiring at various dates between July 1998 and December 2010. These eight tenants, in the aggregate, occupy approximately 200,000 square feet of the 473,000 total leasable square feet at Tri-City and account for 51% of the rental income generated at Tri-City and 46% of the total rental income for the Partnership.

United Pacific Mills, with a lease expiration date of April 1998, occupies 74,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and accounts for 28% of the rental income generated at Rancon Centre Ontario and 3% of the total rental income generated by the Partnership. Management believes that this tenant will vacate upon their lease expiration due to their need for a space in close proximity to rail service which the Partnership is unable to provide. Management intends to market this space as early as the current lease agreement allows.

Interest and other income for the six and three months ended June 30, 1997 increased $99,000 and $45,000 from the six and three months ended June 30, 1996, respectively, due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in May 1996.

Expenses

Operating expenses decreased $99,000 or 6% during the six months ended June 30, 1997 from the six months ended June 30, 1996 due to lower maintenance association dues in 1997, the special appraisals performed on the Partnership's properties in first quarter of 1996 and the costs incurred in March 1996 relating to flooding damage at Two Carnegie Plaza.

Interest expense increased $98,000 or 18% during the six months ended June 30, 1997 over the same period in 1996 as a result of additional debt obtained in May 1996.

Depreciation and amortization decreased $165,000 or 14% and $97,000 or 16% during the six and three months ended June 30, 1997 from the six and three months ended June 30, 1996 as a result of tenant improvements and leasing commissions becoming fully depreciated and amortized in 1996.

Expenses associated with undeveloped land decreased $118,000 or 32% and $120,000 or 57% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996, respectively, due to the receipt of property tax refunds in 1997 for parcels associated with undeveloped land and the reduction of property taxes in 1997 resulting from a reduction of the assessed property values by the Assessor's office.

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


                            RANCON REALTY FUND V,
                            a California Limited Partnership
                            (Registrant)






Date: August 13, 1997       By: /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson, General Partner
                                and Director, President, Chief Executive Officer and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon Realty Fund V,
                                a California Limited Partnership