Form 10-Q
period 1997-09-30
RANCON REALTY FUND V
filed 1997-11-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                                 (650) 343-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No __


       Total number of units outstanding as of September 30, 1997: 99,761

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                            September 30,    December 31,
                                                                1997            1996
                                                             ----------      ----------
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation
     of  $16,521 and $15,180 at September 30, 1997
     and December 31, 1996, respectively                      $ 34,901        $ 35,999
    Land held for development                                    9,583           9,586
    Land held for sale                                           1,005           1,005
                                                              --------        --------

     Total real estate investments                              45,489          46,590

Cash and cash equivalents                                        5,415           5,007
Pledged cash                                                       353             353
Accounts receivable                                                227             145
Deferred financing costs and other fees, net of
    accumulated amortization of $1,852 and $1,565
    at September 30, 1997 and December 31, 1996,
    respectively                                                 1,168           1,301
Prepaid expenses and other assets                                  981             797
                                                              --------        --------

     Total assets                                             $ 53,633        $ 54,193
                                                              ========        ========














                                  - continued -

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)



                                                            September 30,   December 31,
                                                                1997            1996
                                                             ----------      ----------
Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                            $ 13,725        $ 13,845
     Accounts payable and other liabilities                        619             276
     Interest payable                                               74              75
                                                              --------        --------

     Total liabilities                                          14,418          14,196
                                                              --------        --------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
    General partners                                              (929)           (921)
    Limited partners, 99,761 and 99,767 limited
     partnership units outstanding at September 30, 1997
     and December 31, 1996, respectively                        40,144          40,918
                                                              --------        --------

     Total partners' equity                                     39,215          39,997
                                                              --------        --------

     Total liabilities and partners' equity                   $ 53,633        $ 54,193
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                            Three months ended        Nine months ended
                                               September 30,            September 30,
                                           --------------------     --------------------
                                             1997        1996         1997        1996
                                           --------    --------     --------   ---------
 Revenue:
   Rental income                           $  1,768    $  1,753     $  5,284    $  5,191
   Interest income                               67          49          197          80
                                           --------    --------     --------    --------

        Total revenue                         1,835       1,802        5,481       5,271
                                           --------    --------     --------    --------

Expenses:
   Operating                                    843         853        2,356       2,465
   Interest expense                             324         366          975         919
   Depreciation and amortization                583         574        1,587       1,743
   Expenses associated with
    undeveloped land                            153         160          400         525
   General and administrative expenses          318         272          945         909
                                           --------    --------     --------    --------

        Total expenses                        2,221       2,225        6,263       6,561
                                           --------    --------     --------    --------

Net loss                                   $   (386)   $   (423)    $   (782)   $ (1,290)
                                           ========    ========     ========    ========

Net loss per limited partnership unit      $  (3.83)   $  (4.20)    $  (7.76)   $ (12.80)
                                           ========    ========     ========    ========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit               99,762      99,765       99,764      99,765
                                           ========    ========     ========    ========












                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                       General      Limited
                                       Partners     Partners       Total
                                      ---------     --------      --------

Balance at December 31, 1996          $    (921)    $  40,918     $ 39,997

Net loss                                     (8)         (774)        (782)
                                      ---------     ---------     --------

Balance at September 30, 1997         $    (929)    $  40,144     $ 39,215
                                      =========     =========     ========




Balance at December 31, 1995          $    (908)    $  42,212     $ 41,304

Net loss                                    (13)       (1,277)      (1,290)
                                      ---------     ---------     --------

Balance at September 30, 1996         $    (921)    $  40,935     $ 40,014
                                      =========     =========     ========





















                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                    Nine months ended
                                                                       September 30,
                                                                     1997         1996
                                                                  --------      --------
Cash flows from operating activities:
     Net loss                                                     $   (782)     $ (1,290)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                               1,587         1,743
         Amortization of loan fees, included in interest expense        40            22
         Changes in certain assets and liabilities:
             Accounts receivable                                       (82)          (14)
             Deferred financing costs and other fees                  (154)         (449)
             Prepaid expenses and other assets                        (184)         (154)
             Accounts payable and other liabilities                    343           412
             Interest payable                                           (1)           75
                                                                  --------      --------

         Net cash provided by operating activities                     767           345
                                                                  --------      --------

Cash flows from investing activities:
     Pledged cash released                                             ---           349
     Additions to real estate investments                             (239)       (1,185)
                                                                  --------      --------

         Net cash used for investing activities:                      (239)         (836)
                                                                  --------      --------

Cash flows from financing activities:
     Net loan proceeds                                                 ---        13,911
     Notes payable principal payments                                 (120)       (8,643)
                                                                  --------      --------

         Net cash provided by (used for) financing activities         (120)        5,268
                                                                  --------      --------

Net increase in cash and cash equivalents                              408         4,777

Cash and cash equivalents at beginning of period                     5,007           676
                                                                  --------      --------

Cash and cash equivalents at end of period                        $  5,415      $  5,453
                                                                  ========      ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $    936      $    822
                                                                  ========      ========



                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of September 30, 1997 and December 31, 1996, the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

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

During the nine months ended September 30, 1997, a total of six units were abandoned as a result of partners desiring to no longer receive Partnership
K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of September 30, 1997, there were 99,761 limited partnership units issued and outstanding.

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

                               September 30, 1997
                                   (Unaudited)


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

Note 3.  REAL ESTATE INVESTMENTS

On September 30, 1997, the Partnership entered into a definitive agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a publicly traded real estate investment trust and Glenborough Properties, L.P. ("Properties"), the operating partnership of GLB, for an aggregate price of $44,765,000. This sale is subject to approval by a majority vote of the limited partners of the Partnership. Accordingly, there can be no assurance that this transaction will be completed.

If the sale to GLB and Properties is completed, management intends to liquidate the Partnership as soon as possible following the sale. A Consent Solicitation Statement (the "Solicitation") sent to the Unitholders on October 17, 1997, detailing these two transactions is hereby incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997 The General Partner estimates that the net proceeds from the sale of the real estate assets to GLB and Properties together with the net cash proceeds from the payment by the General Partner of its negative capital account will equal approximately $340 per limited partnership unit.

On October 17, 1997, a Solicitation was sent to the limited partners of the Partnership proposing to sell all of its real estate assets and then liquidate the Partnership. See Note 3 for further detail of the proposed transactions. As of November 13, 1997, 57,976 Unitholders or 58% of the total outstanding Units have responded with 50,394 Unitholders or 51% of the total outstanding Units in favor, 5,965 Unitholders or 6% against, 919 Unitholders or 1% abstaining, and 698 Unitholders or less than 1% pending. Final tabulation of the results of the Solicitation will be made on November 21, 1997, unless the Solicitation period is extended.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)



Note 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at September 30, 1997. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital ("priority return"). If the Partnership completes the sale as described in Note 3 and liquidates, the Limited Partners will not have received their priority return and the subordinated real estate commissions will not be paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash of $5,415,000 (exclusive of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate investments, totaling approximately $45,489,000.

The Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds include permanent financing, property sales, and interest income on certificates of deposit.

On September 30, 1997, the Partnership entered into a definitive agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust publicly traded on the New York Stock Exchange and Glenborough Properties, L.P., the operating partnership of GLB, for an aggregate price of $44,765,000. This sale is subject to approval by a majority vote of the limited partners of the Partnership. Accordingly, there can be no assurance that this transaction will be completed.

On October 17, 1997, the Partnership sent a proxy to its Unitholders (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed on October 17, 1997), requesting the Unitholders' consent to the proposed bulk sale of its real estate assets and a subsequent liquidation of the Partnership. The General Partner estimates that the net proceeds from the sale together with the net cash proceeds from the payment by the General Partner of its negative capital account will equal approximately $340 per limited partnership unit. As of November 13, 1997, 57,976 Unitholders or 58% of the total outstanding Units have responded with 50,394 Unitholders or 51% of the total outstanding Units in favor, 5,965 Unitholders or 6% against, 919 Unitholders or 1% abstaining, and 698 Unitholders or less than 1% pending. However, there is no assurance that the contemplated transactions will be completed.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving. If the sale to GLB described above is not completed, management intends to continue evaluating the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

     Property                                  Type                          Square Feet
--------------------          -----------------------------------------      -----------
One Carnegie Plaza            Two, two story garden-style office buildings     102,693
Two Carnegie Plaza            Two story garden-style office building            68,925
Carnegie Business Center II   Two light industrial buildings                    50,804
Santa Fe                      One story office building                         36,288
Lakeside Tower                Six story office building                        112,814
One Parkside                  Four story office building                        70,069
Bally's Health Club           Health club facility                              25,000
Outback Steakhouse            Restaurant                                         6,500

The Partnership also owns approximately 14 acres of unimproved land in the Tri-City area. If the contemplated sale described above is not completed, development of the unimproved land will coincide with market demand.

Additionally, the Partnership owns the Rancon Center Ontario property (245,000 square feet of leasable industrial space) in Ontario, California plus approximately 34 acres of unimproved land in Ontario, California. If the contemplated sale described above is not completed, development of the unimproved land will coincide with market demand.

The Partnership also owns 23.8 acres of unimproved land referred to as Perris-Ethanac Road and 60.41 acres of undeveloped land referred to as Perris-Nuevo Road. There has been no development to date at the Partnership's Perris-Ethanac Road or Perris-Nuevo Road projects. Both properties are unencumbered and are being marketed for sale by the Partnership.


RESULTS OF OPERATIONS

Revenues

Rental income for the nine months ended September 30, 1997 increased $93,000 or 2% from the nine months ended September 30, 1996, due largely to the commencement of the Outback Steakhouse lease at the end of the third quarter of 1996. Other factors increasing rental income during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 are increases in average occupancy at Carnegie Business Center II and Lakeside Tower (see table below). These increases are offset by a decrease in average occupancy at One Parkside (described below) and lower average rental rates at Lakeside Tower in 1997 compared to 1996.

Occupancy rates at the Partnership's properties as of September 30, 1997 and 1996 were as follows:

                                                       September 30,
                                                  1997               1996
                                                 -----               ----
         One Carnegie Plaza                        87%                87%
         Two Carnegie Plaza                        81%                83%
         Carnegie Business Center II               74%                65%
         Lakeside Tower                            84%                77%
         Santa Fe                                 100%               100%
         One Parkside                              66%                92%
         Rancon Centre Ontario                    100%               100%
         Bally's Health Club                      100%               100%
         Outback Steakhouse                       100%               100%

The 26-percentage point drop in occupancy from September 30, 1996 to September 30, 1997 at One Parkside is due to an 18,531 square foot tenant vacating their space prior to the lease termination date due to financial difficulties. This tenant filed for Chapter 11 bankruptcy protection in May 1997. Management is currently marketing this space for lease.

As of September 30, 1997, tenants at Tri-City occupying substantial portions of leased space include Medisco Pharmacy, New York Life Insurance, the California Department of Transportation, State of California Health Services, the Atchison Topeka and Santa Fe Rail Company, Sterling Software, Chicago Title and Bally's Health Club, with leases expiring at various dates between July 1998 and December 2010. These eight tenants, in the aggregate, occupy approximately 200,000 square feet of the 473,000 total leasable square feet at Tri-City and account for 51% of the rental income generated at Tri-City and 46% of the total rental income for the Partnership.

United Pacific Mills and USCO Distribution Services ("USCO"), with lease expiration dates of April 1998 and June 1998, respectively, occupy a total of 124,850 square feet of the 245,000 total leasable square feet at Rancon Centre Ontario and account for 34% of the rental income generated at Rancon Centre Ontario and 4% of the total rental income generated by the Partnership. Since USCO's lease commenced July 1, 1997, the effect of this lease on rental income does not correspond with the increase in occupancy percentage. Management believes that United Pacific Mills will vacate upon their lease expiration due to their need for a space in close proximity to rail service that the Partnership is unable to provide. Management is currently negotiating with a prospective tenant to lease this space while it plans to negotiate with USCO for renewal in the near future.

Interest and other income for the nine and three months ended September 30, 1997 increased $117,000 or 146% and $18,000 or 37% from the nine and three months ended September 30, 1996, respectively, due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in May 1996.

Expenses

Operating expenses decreased $109,000 or 4% during the nine months ended September 30, 1997 from the nine months ended September 30, 1996 due to lower maintenance association dues in

1997, the special appraisals performed on the Partnership's properties in first quarter of 1996 and the costs incurred in March 1996 related to flood damage at Two Carnegie Plaza.

Interest expense increased $56,000 or 6% during the nine months ended September 30, 1997 compared to the same period in 1996 largely as a result of additional debt obtained in May 1996. Meanwhile, interest expense decreased $42,000 or 11% during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to a September 1996 $1,500,000 note pay down and reduction in the stated interest rate on its note payable secured by One Carnegie Plaza.

Depreciation and amortization decreased $156,000 or 9% during the nine months ended September 30, 1997 from the nine months ended September 30, 1996 as a result of tenant improvements and leasing commissions becoming fully depreciated and amortized in 1996.

Expenses associated with undeveloped land decreased $125,000 or 24% during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to the receipt of property tax refunds for current year taxes in 1997 relating to parcels associated with undeveloped land and the reduction of property taxes in 1997 resulting from a reduction of the assessed property values by the Assessor's office.

General and administrative expenses increased $46,000 or 17% during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to the costs incurred in 1997 related to the proposed sale and liquidation of the Partnership.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated  by  reference  to Note 3 of the  Notes  to  Consolidated
          Financial Statements.

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


                            RANCON REALTY FUND V,
                            a California Limited Partnership
                            (Registrant)






Date:  November 13, 1997    By: /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson, General Partner
                                and Director, President, Chief Executive Officer and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon Realty Fund V,
                                a California Limited Partnership