Form 10-K
period 1997-12-31
RANCON REALTY FUND V
filed 1998-03-30
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.
                      For the year ended December 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
                   For the transition period from ____ to_____

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

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
                                Yes __X__ No____

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

                                     Part I


Item 1.  Business

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offerings of limited partnership units ("Units") in February, 1989. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corporation ("RFC"). RFC is wholly owned by DLS. At December 31, 1997, 96,754 Units were outstanding. The Partnership has no employees.

The Partnership's initial acquisition of property in June, 1985 was for approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partners of the Partnership. Since the acquisition of the land, the Partnership has constructed eight projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, and a 6,500 square foot restaurant, all of which are more fully described in Item 2. Fund IV has constructed three office buildings, one industrial property, and four commercial properties.

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

In May, 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") to satisfy certain lender requirements for a loan obtained in 1996. This loan is secured by three properties which have been contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

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

Item 2.  Properties

Tri-City Corporate Centre

On June 3, 1985, the Partnership acquired 76.21 acres on seven parcels of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.5 acres within Tri-City was acquired by Fund IV.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino.

The   Partnership  has  constructed  and  owns  the  following  eight  operating properties in Tri-City:

            Property                             Type               Square Feet
  ----------------------------   --------------------------------   -----------
  One Carnegie Plaza             Two, two story office buildings       107,276
  Two Carnegie Plaza             Two story office building              68,956
  Carnegie Business Center II    Two R & D buildings                    50,867
  Santa Fe                       One story office building              36,288
  Lakeside Tower                 Six story office building             112,717
  One Parkside                   Four story office building             70,069
  Bally's Health Club            Health club facility                   25,000
  Outback Steakhouse             Restaurant                              6,500

These properties total approximately 478,000 leasable square feet and offer a wide range of commercial, R & D and office product to the market.

The I-10/San Bernardino area consists of approximately 3,397,000 square feet of office space, with a vacancy rate of 21% as of December, 1997 (the vacancy rates and square feet amounts are according to research conducted by an independent broker). There is no comparable R & D or commercial space in the market.

Within the Tri-City Corporate Centre at December 31, 1997, the Partnership has 395,306 square feet of office space with a vacancy rate of 17%, 50,867 square feet of R & D space with a vacancy rate of 26% and 31,500 square feet of commercial space with a 0% vacancy rate.

The following are the occupancy levels for the Partnership's Tri-City buildings at December 31, 1997 and 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet:

                                    December 31,         November 30,
                                  ---------------   -----------------------
                                   1997     1996     1995     1994     1993
                                  ------   ------   ------   ------   ------
   One Carnegie Plaza               85%      87%      93%      66%      56%
   Two Carnegie Plaza               81%      83%      87%      86%      86%
   Carnegie Business Center II      74%      65%      68%      76%      77%
   Santa Fe                        100%     100%     100%     100%     100%
   Lakeside Tower                   86%      90%      69%      76%      84%
   One Parkside                     66%      92%      83%      83%      83%
   Bally's Health Club             100%     100%      N/A      N/A      N/A
    (commenced January 1996)
   Outback Steakhouse              100%     100%      N/A      N/A      N/A
    (commenced October 1996)

In 1997, management renewed 13 leases totaling 62,477 square feet of space, expanded three existing tenants by 15,267 square feet and executed four new leases totaling 8,174 square feet of space. Slightly offsetting these factors increasing occupancy were various vacancy of tenants, the most noteworthy was a 18,531 square foot tenant who filed for bankruptcy in 1997. In 1998, 16 leases totaling 121,118 square feet are due to expire. Management is currently negotiating lease renewals for six tenants totaling 25,883 square feet of space, while five tenants occupying 59,982 square feet of space have vacated or have indicated that they will vacate upon their lease expiration. Five remaining tenants occupying 35,253 square feet of space, with lease expirations in the latter part of 1998 have not indicated whether they will renew their lease or vacate the premises.

The annual effective rent per square foot for the years ended December 31, 1997 and 1996 and November 30, 1995 were:

                                      1997          1996          1995
                                     ------        ------        ------
   One Carnegie Plaza                $14.74        $14.85        $13.57
   Two Carnegie Plaza                $15.70        $15.91        $16.50
   Carnegie Business Center II       $10.73        $10.91        $11.11
   Santa Fe                          $16.87        $16.64        $16.50
   Lakeside Tower                    $17.43        $16.72        $18.58
   One Parkside                      $17.80        $17.86        $18.23
   Bally's Health Club               $ 9.85        $ 9.85          N/A
    (commenced January 1996)
   Outback Steakhouse                $13.85        $13.85          N/A
    (commenced October 1996)

At December 31, 1997, the Partnership's Tri-City annual rental rates ranged from $12.49 to $22.64 per square foot for office space; $9.73 to $12.32 per square foot for R & D space; and $9.85 to $13.85 per square foot for commercial space.

According to research conducted by the property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $12.00 to $18.60. Since there is no comparable R & D or commercial space in the market, management has determined the asking rents based on discussions with independent leasing brokers.

The Partnership's Tri-City properties had the following five tenants which occupied a significant portion of the net rentable square footage as of December 31, 1997:

                                                 Atchison, Topeka
                                 California        and Santa Fe                                               Holiday Spa
                               Department of         Railway             Sterling            Chicago            Health
      Tenant                   Transportation        Company             Software             Title             Club
-------------------            --------------     --------------       ------------        ----------        -----------
                                                                       One Carnegie                            Bally's
Building                             [a]            Santa Fe               Plaza          One Parkside       Health Club

                                Governmental                                               Real Estate
Nature of Business                 Agency        Transportation          Software           Services         Health Club

Lease Term                         5 yrs.            10 yrs.              5 yrs.             10 yrs.           14 yrs.

Expiration Date                    7/31/98           9/30/99             11/30/00            2/03/04          12/31/10

Square Feet                        39,993            36,288               26,144             29,389            25,000

(% of  rentable total)               8%                8%                   5%                 6%                5%

Annual Rent                       $564,639          $612,089             $360,304           $541,684          $246,250

Future Rent Increases               None              None             8.7% in 1998           None           15% in 2001
                                                                                                              and 2006

Renewal Options                     None              None           Two 3-yr. options        None       Three 5-yr. options

[a] The California Department of Transportation occupies space at One Carnegie Plaza and Carnegie Business Center II. The tenant has indicated that it intends to vacate upon its lease expiration in July 1998.

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                             One          Lakeside Tower
                                           Carnegie       One Parkside and
Security                                    Plaza       Two Carnegie Plaza

Principal balance at December 31, 1997    $4,238,000         $9,446,000

Interest Rate                               8.25%              9.39%

Monthly Payment                            $33,995            $83,142

Maturity Date                             12/01/01            8/1/06

During 1997, the Partnership's Tri-City rental properties were assessed $590,000 in property taxes based on an average realty tax rate of 1.46%

Tri-City Land

Approximately 14 acres of the Tri-City land owned by the Partnership remains undeveloped. It is the Partnership's intention to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price. During 1997, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate. See footnote 4 in Item 14 for further discussion.

During 1997, the Partnership's Tri-City land was assessed $211,000 in property taxes based on an average realty tax rate of 3.67% (which includes 2.56% in additional assessments).

Rancon Centre Ontario

In 1987, the Partnership acquired approximately 56.3 acres of undeveloped land in Ontario, San Bernardino County, California, for a purchase price of $5,905,000.

The property is immediately north of Interstate 10 near Interstate 15 and is zoned for industrial and light manufacturing use.

The Partnership completed the first of three phases of development in 1988, consisting of seven distribution-center buildings totaling 326,000 square feet of which two buildings totaling 81,000 square feet have been sold. Phase II was originally planned to consist of 39 buildings, each ranging between 4,000 and 8,000 square feet. However, as there is currently no demand for such properties, it is likely that the Partnership will attempt to identify users interested in large build-to-suit buildings for the Phase II land. In an effort to facilitate these build-to-suits, the Partnership purchased a 5.76 acre parcel of land in December, 1995 located between Phase II and Phase III. This purchase prevents development adverse to the Partnership's interests. Further development of the unimproved land remaining at Rancon Centre Ontario will coincide with market demands. As of December 31, 1997, the Partnership does not have definitive plans for further development.

The five buildings at this property had a 100% occupancy rate at December 31, 1997 and 1996, and a 92% occupancy rate at November 30, 1995. In 1998, leases for six tenants occupying 225,425 square feet or 92% of the rentable space in this property will or have expired and all of the tenants have vacated or indicated that they will vacate upon lease termination. Reasons cited for not renewing their leases range from the desire to consolidate into larger facilities which they currently occupy and their desire to relocate out of the Ontario area. In an effort to keep the impact of these vacancies minimal, management signed a new exclusive leasing agreement with Grubb & Ellis, has developed marketing brochures and has planned a broker open house in April 1998. A prospective tenant has toured one of the 27,000 square foot spaces and has requested a proposal. Management remains optimistic since it believes that the location of this property is good, there is limited comparable space in this market desirable to three to five year users, and that the close proximity to other businesses resulting from a recent build to suit development and the activity from the Ontario Mills Shopping Center in the area makes this an attractive site.

At December 31, 1997, the Partnership's annual rental rates at Rancon Centre Ontario ranged from $2.64 per square foot (for those who occupy significant square footage) to $4.32 per square foot for newer and/or smaller tenants.

According to research conducted by the Partnership's Ontario property manager, there is 103,510,000 square feet of light industrial space in the immediate market area. The average occupancy was 91% and the average annual rental rate per square foot ranged from $3.84 to $4.56 at December 31, 1997.

Two tenants, United Pacific Mills and USCO Distribution Services, Inc. ("USCO), occupy a significant portion of the square footage of Rancon Centre Ontario. United Pacific Mills, whose five year lease expires on April 30, 1998 and occupies 74,850 square feet or 31% of Rancon Centre Ontario. USCO, whose one year lease expires on June 30, 1998 with no renewal options, occupies 50,000 square feet or 20% of Rancon Centre Ontario. These tenants have indicated to management that they will be vacating when their lease expires. The annual rent during 1997 was $193,862 for United Pacific Mills and $93,500 for USCO.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Rancon Centre Ontario property is unencumbered.

During 1997, the Rancon Centre Ontario property was assessed $84,000 in property taxes based on an average realty tax rate of 1.07%.

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

At December 31, 1997, the Perris-Ethanac Road property is unencumbered.

During 1997, the Perris-Ethanac Road property was assessed $23,000 in property taxes based on an average realty tax rate of 1.06%.

Perris-Nuevo Road

On December 28, 1989, the Partnership acquired 83 acres of undeveloped property at the intersection of Nuevo Road and Interstate 215 in Perris, Riverside
County, California for a purchase price of $5,140,000 in an all cash transaction. The property has been zoned for light industrial, commercial and retail use. In 1991, the Partnership sold approximately 4.9 acres. There has been no development of this property to date. During 1997, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate. See footnote 4 in Item 14 for further discussion. At December 31, 1997, this property consists of 78.1 acres.

The Partnership currently holds this property for sale.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Perris-Nuevo Road Property is unencumbered.

During 1997, the Perris-Nuevo Road property was assessed $157,000 in property taxes based on an average realty tax rate of 4.71% (which includes 3.70% in additional assessments).


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

On September 30, 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a publicly traded real estate investment trust and Glenborough Properties, L.P. ("GPLP"), the operating partnership of GLB, for an aggregate price of $44,765,000.

It was intended that if the sale to GLB and GPLP was completed, management would then liquidate the Partnership as soon as possible following the sale. A Consent Solicitation Statement (the "Solicitation") was sent to the Unitholders on October 17, 1997, detailing these two transactions (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997). A final tabulation of the results of the Solicitation was made on November 21, 1997 with 58,949 Unitholders or 59% of the total outstanding units in favor, 9,297 Unitholders or 9% against, 1,192 Unitholders or 1% abstaining, 214 Unitholders or less than 1% pending and no response was received from the remaining 30% of the Unitholders..

Notwithstanding the foregoing, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement to sell all of the Partnership's real estate assets to GLB and GPLP for the following reasons:

     i. The greater than expected opposition to the timing of the sale by the Limited Partners; and
     ii. The holding of the real estate assets for an additional period of time will provide the Partnership the opportunity to possibly recognize an appreciation in value of real estate in the areas where the Partnership's properties are located.

                                     Part II

Item 5.  Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 1997, there were 12,790 holders of Partnership Units.

Dividends

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing.

Cash From Operations as defined in the Partnership Agreement includes all cash receipts from operations in the ordinary course of business (except for the sale, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing as defined in the Partnership Agreement is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement): (i) first, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 1 percent to the General Partners and 99 percent to the Limited Partners until the Limited Partners have received a 12 percent return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) third, 1 percent to the General Partners and 99 percent to the Limited Partners who purchased their Units prior to April 1, 1986, to the extent they receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through the anniversary date of the purchase of the Units); (iv) fourth, 99 percent to the General Partners and 1 percent to the Limited Partners until the General Partners have received an amount equal to 20 percent of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partners under clauses
(ii) and (iii); and (v) fifth, the balance 20 percent to the General Partners and 80 percent to the Limited Partners.

There were no distributions made by the Partnership during the three most recent fiscal years (including the one month stub period ended December 31, 1995).

Item 6.  Selected Financial Data

The following is selected financial data for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995, and the years ended November 30, 1995, 1994 and 1993 (in thousands, except per Unit data).

                                                                    For the one
                                            For years ended         month ended
                                             December 31,          December 31,     For the years ended November 30,
                                          1997           1996          1995         1995         1994          1993
                                       ---------      ---------    ----------    ---------    ----------   ----------
Rental Income                          $   6,894      $   6,969    $      461    $   6,200    $    6,023   $    5,949

Gain (loss) on sale of  real estate    $      --      $      --    $       --    $      --    $     (391)  $       39

Provision for impairment
  of real estate investments           $  (1,688)     $      --    $       --    $ (14,760)   $   (2,965)  $       --

Net loss                               $  (3,293)     $  (1,307)   $     (199)   $ (16,148)   $   (5,558)  $   (1,934)

Net loss Allocable to
   Limited Partners                    $  (3,260)     $  (1,294)   $     (197)   $ (15,986)   $   (5,503)  $   (1,916)

Net loss per Unit                      $  (32.68)     $  (12.97)   $    (1.97)   $ (160.18)   $   (55.11)  $   (19.18)

Total assets                           $  50,191      $  54,193    $   50,175    $  51,347    $   64,771   $   69,548

Long-term obligations                  $  13,684      $  13,845    $    8,615    $   8,621    $    6,209   $    5,933

Cash distributions per Unit            $      --      $      --    $       --    $      --    $       --   $       --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Partnership had cash of $4,361,000. The remainder of the Partnership's assets consists primarily of its investments in real estate totaling approximately $42,386,000, which includes $33,486,000 in rental properties, $7,980,000 of land held for development within the Tri-City or Ontario areas, and the remaining $920,000 of undeveloped land held for sale in Perris, California.

Development of the unimproved land will coincide with market demand.

All of the Partnership's assets are considered to be located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

On September 30, 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust publicly traded on the New York Stock Exchange and Glenborough Properties, L.P., the operating partnership of GLB. On October 17, 1997, the Partnership sent a proxy to its Unitholders (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed on October 17, 1997), requesting the Unitholders' consent to the proposed bulk sale of its real estate assets and a subsequent liquidation of the Partnership. A final tabulation of the results of the Solicitation was made on November 21, 1997 with 58,949 Unitholders or 59% of the total outstanding units in favor, 9,297 Unitholders or 9% against, 1,192 Unitholders or 1% abstaining, 214 Unitholders or less than 1% pending and no response was received from the remaining 30% of the Unitholders.

Notwithstanding the foregoing, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement to sell all of the Partnership's real estate assets to GLB and Properties for the following reasons:

     i. The greater than expected opposition to the timing of the sale by the Limited Partners; and
     ii. The holding of the real estate assets for an additional period of time will provide the Partnership the opportunity to possibly recognize an appreciation in value of real estate in the areas where the Partnership's properties are located.

Operationally, the Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

As of December 31, 1997, the Partnership was in various stages of negotiations for 19,448 square feet of space on leases expiring in 1998 at Tri-City. Five tenants occupying 59,982 square feet of space at Tri-City whose leases have or will expire in 1998, have vacated or have indicated that they will vacate upon their lease expiration. The primary reason cited for not renewing their leases is due to their desire to consolidate into larger facilities, which they currently occupy elsewhere or are having built.

At Rancon Centre Ontario in 1998, leases for six tenants occupying 225,425 square feet or 92% of the rentable space in this property will expire and all of the tenants have either already vacated or have indicated that they will vacate upon lease expiration. In an effort to keep the impact of these vacancies minimal, management signed a new exclusive leasing agreement with a major broker, has developed marketing brochures and has planned a broker open house in April 1998. A prospective tenant has toured a 27,000 square foot facility and has requested a proposal. Management remains optimistic since it believes that the location of this property is good, there is limited comparable space in this market desirable to three to five year users, and that the close proximity to other businesses resulting from a recent build to suit development and the activity from the Ontario Mill Shopping Center in the area makes this an attractive site.

The Partnership's pledged cash primarily represent a certificate of deposit held as collateral for subdivision improvement bonds relating to the Perris - Nuevo property owned by the Partnership.

The $417,000 increase in accounts payable and accrued expenses at December 31, 1997 compared to December 31, 1996 is due to timing of a payment for the Partnership's redemption of 2,665 Limited Partnership Units ("Units") on December 31, 1997. This was paid in January 1998.

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at December 31, 1997. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of December 31, 1997 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans. However, there can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

1997 versus 1996

Revenue

Rental income for the year ended December 31, 1997 remained comparable to the year ended December 31, 1996. The decreases in occupancy at December 31, 1997 compared to December 31, 1996 for One Carnegie, Two Carnegie, Lakeside Tower and One Parkside were offset by an increase in occupancy at Carnegie Business Center II as well as a full year of rental income for Outback Steakhouse in 1997 versus less than three months in 1996.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties as of December 31, 1997 and 1996, and November 30, 1995, 1994 and 1993 were as follows:

                                 December 31,          November 30,
                               ---------------    ------------------------
                                1997     1996      1995     1994     1993
                               ------   ------    ------   ------   ------
One Carnegie Plaza               85%      87%       93%      66%      56%
Two Carnegie Plaza               81%      83%       87%      86%      86%
Carnegie Business Center II      74%      65%       68%      76%      77%
Lakeside Tower                   86%      90%       69%      76%      84%
Santa Fe                        100%     100%      100%     100%     100%
One Parkside                     66%      92%       83%      83%      83%
Rancon Centre Ontario           100%     100%       92%     100%     100%
Bally's Health Club             100%     100%       N/A      N/A      N/A
Outback Steakhouse              100%     100%       N/A      N/A      N/A


The 26-percentage point drop in occupancy from December 31, 1996 to December 31, 1997 at One Parkside is due to an 18,531 square foot tenant vacating their space prior to the lease termination date due to financial difficulties. This tenant filed for Chapter 11 bankruptcy protection in May 1997. Management is currently marketing this space for lease.

The California Department of Transportation, the Atchison Topeka and Santa Fe Railway Company, Sterling Software, Chicago Title and Holiday Spa Health Club, occupy substantial portions of leased space at Tri-City with leases expiring at various dates between July, 1998 and December, 2010. These five tenants, in the aggregate, occupy approximately 157,000 square feet of the 478,000 total leasable square feet at Tri-City and account for approximately 39% of the rental income generated at Tri-City and approximately 35% of the total rental income for the Partnership.

Two tenants, United Pacific Mills and USCO Distribution Services, Inc., occupy a significant square footage of Rancon Centre Ontario ("Ontario"). These two tenants occupy an aggregate 124,850 square feet or 51% of Ontario and accounts for 38% of the rental income generated at Ontario and 4% of total rental income for the Partnership.

Interest and other income for the year ended December 31, 1997 increased $173,000 or 84% from the year ended December 31, 1996 due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in May 1996.

Expenses

All expenses except for the provision for impairment of investments in real estate remained consistent during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

In 1997, management determined that the carrying values of the land held for development and the land held for sale were in excess of the estimated fair market value of such property and, accordingly, recorded provisions for impairment of real estate investments totaling $1,688,000. The fair market values were based on independent appraisals of the Partnerships' real estate. Due to the uncertainties inherent in these processes, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the year ended December 31, 1997:

Land held for development:
  San Bernardino, CA                           $  1,603,000

Land held for sale:
  78.1 acres in Perris, CA                           85,000
                                               ------------

           Total provision for impairment
              of real estate investments       $  1,688,000
                                               ============

No such provisions were recorded in 1996.

The $479,000 for proposed dissolution costs in 1997 was for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its real estate assets and then be liquidated. The proposed transactions were detailed in a Consent Solicitation Statement, sent to the Unitholders on October 17, 1997, (incorporated by reference to the Definitive
Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997).

1996 versus 1995

In 1995, the Partnership's reporting year end changed from November 30 to December 31. Since the Partnership's operations are not seasonal, the analysis of results of operations compares the fiscal years ended December 31, 1996 and November 30, 1995.

Revenue

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

Interest expense increased $603,000 or 90% for the year ended December 31, 1996 over the year ended November 30, 1995 as a result of additional debt obtained during those years.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. Prior to 1995, the Partnership's business strategy was to hold its properties for future development and operations. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1995, the Partnership modified this strategy to focus on eventual disposition of its assets at the optimal time and sales price and revalued certain of its assets by providing for impairment in real estate.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the year ended November 30, 1995:

Land held for development:
  San Bernardino, CA                           $  5,775,000

Land held for sale:
  78.1 acres in Perris, CA                        6,778,000
  23.8 acres in Perris, CA                        2,207,000
                                               ------------
                                                  8,985,000
           Total provision for impairment
              of real estate investments       $ 14,760,000
                                               ============


Expenses associated with undeveloped land include property taxes for the Partnership's non-operating properties that are not currently under construction as well as maintenance association fees in connection with non-operating properties. Any expenses associated with land currently under construction (i.e., undergoing activities necessary to get it ready for its intended use) have been capitalized. These expenses decreased $83,000 or 12% in the year ended December 31, 1996 from the year ended November 30, 1995 due to the increased amount capitalized in 1996.

Administrative  expenses  increased $76,000 or 7% during the year ended December
31,  1996  over  the  year  ended   November  30,  1995   primarily  due  to  an
administrative expense refund from the Sponsor in 1995.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Mr. Stephenson, age 54, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management


  Title                                         Amount and Nature of   Percent
of Class   Name of Beneficial Owner             Beneficial Ownership   of Class
--------   ------------------------             --------------------    -------
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


Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 1997, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Report of Independent Accountants

                   Consolidated Balance Sheets as of December 31, 1997 and 1996

                   Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995, and the year ended November 30, 1995

                   Consolidated Statements of Partners' Equity (Deficit) for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995, and the year ended November 30, 1995

                   Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995, and the year ended November 30, 1995

                   Notes to Consolidated Financial Statements


              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997 and Note thereto

                   All  other   schedules  are  omitted  because  they  are  not
                   applicable or the required information is shown in the financial statements or notes thereto.


              (3)  Exhibits:

                  (2.1)  Consent  Solicitation  Statement (filed as a Definitive
                         Schedule 14A - Proxy Statement of the Registrant, dated October 17, 1997, is incorporated herein by reference).

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


                                RANCON REALTY FUND V,
                                a California Limited Partnership
                                (Partnership)




Date: March 27, 1998        By: /s/  DANIEL L. STEPHENSON
                                -------------------------
                                Daniel L. Stephenson, General Partner and
                                Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.





Date: March 27, 1998        By: /s/  DANIEL L. STEPHENSON
                                -------------------------
                                Daniel L. Stephenson, General Partner and
                                Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


Financial Statements and Schedule                                         Page

Financial Statements:

Report of Independent Accountants                                          22

Consolidated Balance Sheets as of December 31, 1997 and 1996               23

Consolidated   Statements  of  Operations  for  the  years  ended
December  31,  1997 and 1996,  the one month ended  December  31,
1995, and the year ended November 30, 1995                                 24

Consolidated  Statements  of Partners'  Equity  (Deficit) for the
years  ended  December  31,  1997 and 1996,  the one month  ended
December 31, 1995, and the year ended November 30, 1995                    25

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December  31,  1997 and 1996,  the one month ended  December  31,
1995, and the year ended November 30, 1995                            26 and 27

Notes to Consolidated Financial Statements                                 28

Schedule:
  III - Real Estate and  Accumulated  Depreciation as of
        December 31, 1997 and Note thereto                                 37


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995 and year ended November 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the one month ended December 31, 1995 and year ended November 30, 1995, in conformity with generally accepted accounting principles.

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



San Francisco, California                      /s/ ARTHUR ANDERSEN LLP
  February 12, 1998

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                    (in thousands, except units outstanding)

             Assets                                        1997         1996
             ------                                     ---------     --------
Investments in real estate:
  Rental property, net of accumulated depreciation
   of $16,911 and $15,180 as of December 31, 1997
   and 1996, respectively                                $ 33,486     $ 34,750
  Land held for development                                 7,980        9,583
  Land held for sale                                          920        1,005
                                                         --------     --------
    Total real estate investments                          42,386       45,338
                                                         --------     --------

Cash and cash equivalents                                   4,361        5,007
Pledged cash                                                  353          353
Accounts receivable                                           141          145
Note receivable                                             1,208        1,249
Deferred financing costs and other fees, net of
  accumulated amortization of $1,953 and $1,565
  as of December 31, 1997 and 1996, respectively            1,097        1,301
Prepaid expenses and other assets                             645          800
                                                         --------     --------

    Total assets                                         $ 50,191     $ 54,193
                                                         ========     ========

      Liabilities and Partners' Equity (Deficit)
      -----------------------------------------
Liabilities:
  Notes payable                                          $ 13,684     $ 13,845
  Accounts payable and accrued expenses                       693          276
  Interest payable                                             74           75
                                                         --------     --------

    Total liabilities                                      14,451       14,196
                                                         --------     --------

Commitments and contingent liabilities (see Note 8)            --           --

Partners' equity (deficit):
  General partners                                           (954)        (921)
  Limited partners 96,754 and 99,767 limited partnership
    units outstanding at December 31, 1997
    and 1996, respectively                                 36,694       40,918
                                                         --------     --------

    Total partners' equity                                 35,740       39,997
                                                         --------     --------

  Total liabilities and partners' equity                 $ 50,191     $ 54,193
                                                         ========     ========


   The accompanying notes are an integral part of these financial statements.

                                      RANCON REALTY FUND V,
                                A CALIFORNIA LIMITED PARTNERSHIP

                              Consolidated Statements of Operations
               For the years ended December 31, 1997 and 1996, the one month ended
                     December 31, 1995, and the year ended November 30, 1995
                  (in thousands, except per unit amounts and units outstanding)

                                                                        For the one  For the year
                                                   For the years ended  month ended    ended
                                                        December 31,    December 31,  November 30,
                                                     1997        1996        1995        1995
                                                   --------    --------     ------     --------
Revenue:
  Rental income                                    $  6,894    $  6,969     $  461     $  6,200
  Interest and other income                             379         206          1          100
                                                   --------    --------     ------     --------

    Total revenue                                     7,273       7,175        462        6,300
                                                   --------    --------     ------     --------

Expenses:
  Operating, including $27 paid to Sponsor
   during the year ended November 30, 1995            3,190       3,257        257        3,045
  Depreciation and amortization                       2,065       2,087        189        2,101
  Interest expense                                    1,298       1,271         68          668
  Provision for impairment of
   real estate investments                            1,688          --         --       14,760
  Expenses associated with undeveloped land             615         629         58          712
  Administrative, including $84 paid to Sponsor
   during the year ended November 30, 1995            1,231       1,238         89        1,162
  Proposed dissolution costs                            479          --         --           --
                                                   --------    --------     ------     --------

    Total expenses                                   10,566       8,482        661       22,448
                                                   --------    --------     ------     --------


Net loss                                           $ (3,293)   $ (1,307)    $ (199)    $(16,148)
                                                   ========    ========     ======     ========



Net loss per limited partnership unit              $ (32.68)   $ (12.97)    $(1.97)    $(160.18)
                                                   ========    ========     ======     ========

Weighted average number of limited
 partnership units outstanding during each
 period used to compute net loss per limited
 partnership unit                                    99,767      99,767     99,775       99,800
                                                    =======     =======    =======      =======


           The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
       For the years ended December 31, 1997 and 1996, the one month ended
             December 31, 1995, and the year ended November 30, 1995
                                 (in thousands)

                                          General      Limited
                                          Partners     Partners        Total
                                          -------      ---------      ---------

Balance at November 30, 1994              $  (744)     $  58,407      $  57,663

Retirement of limited partnership units        --             (9)            (9)

Net loss                                     (162)       (15,986)       (16,148)
                                          -------      ---------      ---------

Balance at November 30, 1995                 (906)        42,412         41,506

Retirement of limited partnership units        --             (3)            (3)

Net loss                                       (2)          (197)          (199)
                                          -------      ---------      ---------

Balance at December 31, 1995                 (908)        42,212         41,304

Net loss                                      (13)        (1,294)        (1,307)
                                          -------      ---------      ---------

Balance at December 31, 1996                 (921)        40,918         39,997

 Retirement of limited partnership units       --           (964)          (964)

 Net loss                                     (33)        (3,260)        (3,293)
                                          -------      ---------      ---------

Balance at December 31, 1997              $  (954)     $  36,694      $  35,740
                                          =======      =========      =========













   The accompanying notes are an integral part of these financial statements.

                                             RANCON REALTY FUND V,
                                       A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Statements of Cash Flows
                      For the years ended December 31, 1997 and 1996, the one month ended
                            December 31, 1995, and the year ended November 30, 1995
                                                (in thousands)

                                                                                  For the one   For the year
                                                        For the years ended       month ended       ended
                                                             December 31,         December 31,   November 30,
                                                         1997           1996         1995            1995
                                                      ---------     ----------     ---------      ---------

Cash flows from operating activities:
Net loss                                              $  (3,293)     $  (1,307)     $  (199)      $ (16,148)
Adjustments to reconcile net loss to net
 cash provided by (used for) operating activities:
  Depreciation and amortization                           2,065          2,087          189           2,101
  Amortization of loan fees, included in
   interest expense                                          54             87            1              22
  Provision for impairment of real
   estate investments                                     1,688             --           --          14,760
  Changes in certain assets and liabilities:
    Deferred fees                                          (184)          (158)         (70)           (303)
    Accounts receivable                                       4             24           35              34
    Note receivable                                          41         (1,249)          --              --
    Prepaid expenses and other assets                       155            206          209             288
    Accounts payable and accrued expenses                   417             20         (951)            305
    Interest payable                                         (1)            75          (13)            (37)
    Payable to Sponsor                                       --             --           --            (194)
                                                      ---------      ---------      -------       ---------

   Net cash provided by (used for)
     operating activities                                   946           (215)        (799)            828
                                                      ---------      ---------      -------       ---------

Cash flows from investing activities:
  Property acquisition and development costs               (467)          (309)        (960)         (3,023)
  Pledged cash                                               --             (2)          --              --
  Deposit on pending property acquisition                    --             --           --             (50)
                                                      ---------      ---------      -------       ---------

   Net cash used for investing activities                  (467)          (311)        (960)         (3,073)
                                                      ---------      ---------      -------       ---------











                                                  (continued)

                                             RANCON REALTY FUND V,
                                       A CALIFORNIA LIMITED PARTNERSHIP

                               Consolidated Statements of Cash Flows - continued
                      For the years ended December 31, 1997 and 1996, the one month ended
                            December 31, 1995, and the year ended November 30, 1995
                                                (in thousands)

                                                                                  For the one   For the year
                                                         For the years ended      month ended      ended
                                                            December 31,          December 31,   November 30,
                                                          1997          1996          1995           1995
                                                      ---------      ---------      -------       ---------
Cash flows from financing activities:
  Net loan proceeds                                   $      --      $   6,768      $    --       $   2,484
  Loan fees paid                                             --           (305)         (23)             --
  Notes payable principal payments                         (161)        (1,606)          (6)            (72)
  Purchase and Retirement of Limited
    Partnership Units                                      (964)            --           (3)             (9)
                                                      ---------      ---------      -------       ---------

     Net cash provided by (used for)
       financing activities                              (1,125)         4,857          (32)          2,403
                                                      ---------      ---------      -------       ---------

Net increase (decrease) in cash and
  cash equivalents                                         (646)         4,331       (1,791)            158

Cash and cash equivalents at
  beginning of period                                     5,007            676        2,467           2,309
                                                      ---------      ---------      -------       ---------

Cash and cash equivalents at
  end of period                                       $   4,361      $   5,007      $   676       $   2,467
                                                      =========      =========      =======       =========



Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   1,245      $   1,135      $    79       $     861
                                                      =========      =========      =======       =========

  Interest capitalized                                $      --      $      26      $    --       $     178
                                                      =========      =========      =======       =========


Supplemental disclosure of refinancing activity:

  New financing                                       $      --      $   9,600      $    --       $      --

  Original financing paid off in escrow                      --         (2,764)          --              --

  Increase in other assets and loan fees paid                --            (68)          --              --
                                                      ---------      ---------      -------       ---------

  Net loan proceeds                                   $      --      $   6,768      $    --       $      --
                                                      =========      =========      =======       =========





                  The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995


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

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and with the exception of undeveloped land is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate markets in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

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

Effective January 1, 1995, RFC entered into an agreement with Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $967,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995

responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the level of additional disclosure, if any, that may be required by SFAS 131. Additional disclosures that may be required will be provided beginning with the financial statements of the Partnership for the year ending December 31, 1998.

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

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995

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

In 1997, management determined that the carrying values of the land held for development and the land held for sale were in excess of the estimated fair market value of such property and, accordingly, recorded provisions for impairment of real estate investments totaling $1,688,000. The fair market values were based on independent appraisals of the Partnership's real estate. Due to the uncertainties inherent in the appraisal process and the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value less costs to sell. During the fiscal years ended December 31, 1997 and November 30, 1995, the Partnership wrote down the carrying value of the land held for sale based upon independent appraisals obtained in 1997 and 1995, respectively. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

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

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995

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

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.  RELATED PARTY TRANSACTIONS

Through December 31, 1994, the Partnership had an agreement with the Sponsor for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected while managing the properties. Fees incurred under this agreement totaled $27,000 for the year ended November 30, 1995. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership.

The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $84,000 for the year ended November 30, 1995, of which the Partnership capitalized $11,000 in 1995. Effective January 1, 1995, such services are being provided by Glenborough as described in Note 1.

Note 3.  PLEDGED CASH

Pledged cash of $353,000 represents a $351,000 certificate of deposit held as collateral for subdivision improvement bonds related to the 78.1-acre Perris-Nuevo property owned by the Partnership. As the Perris-Nuevo property is now being held for sale by the Partnership, this pledged cash would be a factor in computing the sales price of such property and would therefore be recovered in the event of a sale. Pledged cash as of December 31, 1997 and 1996 also includes a $2,000 certificate of deposit pledged as security to a utility district for construction of a sewer crossing.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995

Note 4.  INVESTMENTS IN REAL ESTATE

Rental property components at December 31, 1997 and 1996 are as follows (in thousands):

                                              1997                1996
                                          -----------         -----------
Land                                      $     6,586         $     6,586
Buildings                                      31,614              31,580
Leasehold and other improvements               12,197              11,764
                                          -----------         -----------
                                               50,397              49,930
Less:  accumulated depreciation               (16,911)            (15,180)
                                          ------------        -----------
Total rental property                     $    33,486         $    34,750
                                          ===========         ===========

The Partnership's rental property includes projects at the Tri-City Corporate Centre in San Bernardino, California and Rancon Centre Ontario in Ontario, California.

Land held for development consists of the following at December 31, 1997 and 1996 (in thousands):

                                              1997               1996
                                          -----------         ----------
14 acres at Tri-City Corporate Centre,
   San Bernardino, CA                     $     2,691         $    4,294
41.02 acres in Ontario, CA                      5,289              5,289
                                          -----------         ----------
Total land held for development           $     7,980         $    9,583
                                          ===========         ==========

All land held for development is unencumbered at December 31, 1997 and 1996.

Land held for sale as of December 31, 1997 and 1996 includes the following (in thousands):

                                              1997                1996
                                          -----------         ----------

23.8 acres in Perris, CA (Ethanac Road)   $       775         $      775
78.1 acres in Perris, CA (Nuevo Road)             145                230
                                          -----------         ----------
Total land held for sale                  $       920         $    1,005
                                          ===========         ==========

All land held for sale is unencumbered at December 31, 1997 and 1996.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995


During the years ended December 31, 1997 and November 30, 1995, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                                             1997      1995
                                                           -------   --------
Land Held for Development:
  Tri-City Corporate Center, San Bernardino, CA            $ 1,603   $  5,775

Land Held for Sale:
  78.1 acres in Perris, CA, (Nuevo Road)                        85      6,778
  23.8 acres in Perris, CA (Ethanac Road)                       --      2,207
                                                           -------   --------
                                                                85      8,985
                                                           -------   --------

Total provision for impairment of real estate investments  $ 1,688   $ 14,760
                                                           =======   ========

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. In 1995, the Partnership modified focused on eventual disposition of its assets at the optimal time and sales price and revalued certain of its assets by providing for impairment in real estate. In 1996, there was no impact on the financial position or results of operations of the Partnership from the adoption of SFAS 121. In 1997, additional provisions for impairment of real estate were recorded based on independent appraisals of the Partnerships' real estate.

Note 5.  NOTES PAYABLE

Notes payable as of the stated balance sheet dates were as follows (in thousands):

                                                           December 31,
                                                       1997             1996
                                                     -------          -------
Note  payable,  secured by first deed of
trust on Lakeside  Tower,  One  Parkside
and Two Carnegie Plaza.  The loan, which
matures  August 1,  2006,  is a 10-year,
9.39% fixed rate loan and with a 25-year
amortization   and   requires   $83   in
principal  and  interest   payments  due
monthly.                                             $ 9,446          $ 9,551

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995


Note  payable,  secured by first deed of
trust on One Carnegie  Plaza.  On August
30, 1996,  the note was  refinanced  and
required a $1,500  principal  paydown in
exchange  for a reduction  in the stated
interest  rate from 10.0% to 8.25%.  The
new  loan  terms   provide  for  monthly
principal and interest payments totaling
$34 commencing  November 1, 1996, with a
new  maturity  date of December 1, 2001.               4,238            4,294
                                                     -------          -------

Total notes payable                                  $13,684          $13,845
                                                     =======          =======

The annual maturities on the Partnership's notes payable for the fiscal years subsequent to December 31, 1997 are as follows (in thousands):

                  1998                       $       176
                  1999                               193
                  2000                               211
                  2001                             4,194
                  2002                               168
                  Thereafter                       8,742
                                             -----------

                  Total                      $    13,684
                                             ===========


Note 6.  PROPOSED DISSOLUTION COSTS

In 1997, the Partnership entered into an agreement to sell all of its real estate assets and then liquidate the Partnership, described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (incorporated by reference to the Definitive Schedule 14A - Proxy Statement filed with the Securities and Exchange Commission on October 17, 1997).

In December 1997, the Partnership's General Partner determined it would be in the best interests of the Partnership to rescind the agreement (see Item 4) and all costs totaling $479,000 related to the sale and proposed dissolution were expensed.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995

Note 7.  LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through December, 2010. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1997 and 1996, and November 30, 1995 or the month ended December 31, 1995. Future minimum rents under non-cancelable operating leases as of December 31, 1997 are as follows (in thousands):

                  1998                       $     5,850
                  1999                             3,980
                  2000                             2,897
                  2001                             2,152
                  2002                             1,684
                  Thereafter                       6,643
                                             -----------

                  Total                      $    23,206
                                             ===========

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at December 31, 1997. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Note 9.  TAXABLE INCOME (LOSS)

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

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                December 31, 1997 and 1996, and November 30, 1995


The following is a reconciliation for the years ended December 31, 1997 and 1996 and November 30, 1995, of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                       1997           1996          1995
                                                   ---------       --------      ---------
Net loss per financial statements                  $  (3,293)      $ (1,307)     $ (16,148)
Provision for impairment of investments
  in real estate                                       1,688             --         14,760
Financial reporting depreciation in excess
  of tax reporting depreciation                          269            558            626
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                   1,486           (175)           166
Property taxes capitalized for tax                       436            487            477
                                                   ---------       --------      ---------
Estimated net loss for federal
 income tax purposes                               $     586       $   (437)     $    (119)
                                                   =========       ========      =========

The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1997 and 1996 (in thousands).

                                                      1997               1996
                                                   ---------          --------
Partners' equity per financial statements          $  35,740          $ 39,997
Cumulative provision for impairment of
  investments in real estate                          23,413            21,725
Cumulative financial reporting depreciation in
  excess of tax reporting depreciation                 7,152             6,883
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                   2,155              (175)
Property taxes capitalized for tax                     1,400               964
Syndication costs                                     (1,987)           (1,987)
Other, net                                               964               843
                                                   ---------          --------
Estimated partners' capital for federal
 income tax purposes                               $  68,837          $ 68,250
                                                   =========          ========

                                                 RANCON REALTY FUND V,
                                           A California Limited Partnership

                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1997
                                                    (In Thousands)


-----------------------------------------------------------------------------------------------------------
          COLUMN A                      COLUMN B            COLUMN C                     COLUMN D

                                                                                       Cost Capitalized
                                                        Initial Cost to                  Subsequent to
                                                          Partnership                     Acquisition
                                                                  Buildings
                                                                     and                           Carrying
   Description                        Encumbrances     Land      Improvements     Improvements       Cost
-----------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
     One Carnegie Plaza                  $ 4,238      $ 1,583      $    --         $  9,498       $    40
      Less: Provision for impairment
        of investment in real estate (B)      --           --           --           (1,657)           --
    Two Carnegie Plaza                        (C)         873           --            5,592            --
    Carnegie Business
        Center II                             --          544           --            3,518            15
      Less: Provision for impairment
        of investment in real estate (B)      --           --           --             (299)           --
    Lakeside Tower                            (C)         834           --           11,309            92
    Santa Fe                                  --          501           --            2,530            --
    One Parkside                              (C)         529           --            6,141           235
      Less:  Provision for impairment
        of investment in real estate (B)      --           --           --             (700)           --
    Health Club                               --          786           --            1,754           178
   Outback Steakhouse                         --           --           --              808            --
Industrial Office Complexes
  San Bernardino County, CA:
    Rancon Centre Ontario                     --        1,735           --            6,733            34
      Less:  Provision for impairment
        of investment in real estate (B)      --           --           --           (2,809)           --
                                         -------      -------      -------         --------       -------

                                          13,684        7,385           --           42,418           594
                                         -------      -------      -------         --------       -------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                       --        5,676           --            4,628         1,265
      Less: Provision for impairment
        of investment in real estate (B)      --       (2,431)          --           (6,447)           --
    41.02 acres - Ontario                     --        3,621           --            1,499           169
                                         -------      -------      -------         --------       -------

                                              --        6,866           --             (320)        1,434
                                         -------      -------      -------         --------       -------
Land Held for Sale:
  Riverside County, CA:
    23.8 acres - Perris - Ethanac Rd.         --        2,780           --              180            22
      Less: Provision for impairment
        of investment in real estate (B)      --       (2,027)          --             (180)           --
    78.1 acres - Perris - Nuevo Rd.           --        5,955           --            1,008            45
      Less: Provision for impairment
        of investment in real estate (B)      --       (5,770)          --           (1,093)           --
                                         -------      -------      -------         --------       -------

                                              --          938           --              (85)           67
                                         -------      -------      -------         --------       -------

TOTAL                                    $13,684      $15,189      $    --         $ 42,013       $ 2,095
                                         =======      =======      =======         ========       =======











-----------------------------------------------------------------------------------------------------------------------
          COLUMN A                                   COLUMN E                COLUMN F    COLUMN G   COLUMN H   COLUMN I

                                               Gross Amount Carried
                                               at December 31, 1997
                                            --------------------------
                                                     Buildings                            Date                  Life
                                                       and         (A)    Accumulated  Construction   Date   Depreciated
   Description                              Land   Improvements   Total   Depreciation    Began     Acquired    Over
-------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
     One Carnegie Plaza                  $ 1,583     $ 9,538     $11,121   $ 3,818       8/86        6/03/85   3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)    (256)     (1,401)     (1,657)       --
    Two Carnegie Plaza                       873       5,592       6,465     2,396       1/88        6/03/85   3-40 yrs.
    Carnegie Business
        Center II                            544       3,533       4,077     1,863      10/86        6/03/85   3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)     (41)       (258)       (299)       --
    Lakeside Tower                           834      11,401      12,235     4,506       3/88        6/03/85   3-40 yrs.
    Santa Fe                                 501       2,530       3,031     1,094       2/89        6/03/85   5-40 yrs.
    One Parkside                             529       6,376       6,905     1,369       2/92        6/03/85   5-40 yrs.
      Less:  Provision for impairment
        of investment in real estate (B)     (65)       (635)       (700)       --
    Health Club                              786       1,932       2,718       179       1/95        6/03/85   5-40 yrs.
   Outback Steakhouse                        161         647         808        16       1/96        6/03/85  15-40 yrs.
Industrial Office Complexes
  San Bernardino County, CA:
    Rancon Centre Ontario                  1,735       6,767       8,502     1,670       1/88        5/22/87   3-40 yrs.
      Less:  Provision for impairment
        of investment in real estate (B)    (598)     (2,211)     (2,809)       --
                                         -------     -------     -------   -------

                                           6,586      43,811      50,397    16,911
                                         -------     -------     -------   -------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                   11,569          --      11,569        --        N/A        6/03/85      N/A
      Less: Provision for impairment
        of investment in real estate (B)  (8,878)         --      (8,878)       --
    41.02 acres - Ontario                  5,289          --       5,289        --        N/A        5/22/87      N/A
                                         -------     -------     -------   -------

                                           7,980          --       7,980        --
                                         -------     -------     -------   -------
Land Held for Sale:
  Riverside County, CA:
    23.8 acres - Perris - Ethanac Rd.      2,982          --       2,982        --        N/A        3/30/89      N/A
      Less: Provision for impairment
        of investment in real estate (B)  (2,207)         --      (2,207)       --
    78.1 acres - Perris - Nuevo Rd.        7,008          --       7,008        --        N/A       12/28/89      N/A
      Less: Provision for impairment
        of investment in real estate (B)  (6,863)         --      (6,863)       --
                                         -------     -------     -------   -------

                                             920          --         920        --
                                         -------     -------     -------   -------

TOTAL                                    $15,486     $43,811     $59,297   $16,911
                                         =======     =======     =======   =======

(A) The aggregate cost for federal income tax purposes is $83,571.
(B) See Note 4 to Financial Statements
(C) Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for the debt in the aggregate amount of $9,446.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)




Reconciliation of gross amount at which real estate was carried:

                                                      For the one   For the
                                 For the years ended  month ended  year ended
                                     December 31,     December 31,  November 30,
                                   1997        1996        1995        1995
                                ---------   --------   --------    ----------

Investments in real estate:

 Balance at beginning of period $  60,518   $ 60,209   $ 59,248    $ 70,855

  Additions during period:
    Improvements                      467        309        961       2,975
    Capitalized carrying costs         --         --         --         178
  Provision for impairment of
   investments in real estate      (1,688)        --         --     (14,760)
                                ---------   --------   --------    --------

 Balance at end of period       $  59,297   $ 60,518   $ 60,209    $ 59,248
                                =========   ========   ========    ========


Accumulated Depreciation:

 Balance at beginning of period $  15,180   $ 13,405   $ 13,244    $ 11,464

  Additions charged to expenses     1,731      1,775        161       1,780
                                ---------   --------   --------    --------

 Balance at end of period       $  16,911   $ 15,180   $ 13,405    $ 13,244
                                =========   ========   ========    ========