Form 10-Q
period 1998-03-31
RANCON REALTY FUND V
filed 1998-05-14
CIK 769131

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                                Yes __X__ No ____


         Total number of units outstanding as of March 31, 1998: 96,600

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                          March 31, December 31,
                                                            1998        1997
                                                          --------    ---------
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation of
   $17,324 and $16,911 at March 31, 1998 and
   December 31, 1997, respectively                         $ 33,118    $ 33,486
  Land held for development                                   2,691       7,980
  Land held for sale                                          6,209         920
                                                           --------    --------

    Total real estate investments                            42,018      42,386

Cash and cash equivalents                                     4,210       4,361
Pledged cash                                                    353         353
Accounts receivable                                             133         141
Note receivable                                               1,198       1,208
Deferred financing costs and other fees, net of accumulated
  amortization of $2,037 and $1,953 at March 31, 1998
  and December 31, 1997, respectively                         1,036       1,097
Prepaid expenses and other assets                               712         645
                                                           --------    --------

     Total assets                                          $ 49,660    $ 50,191
                                                           ========    ========












                                  - continued -

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                          March 31, December 31,
                                                             1998        1997
                                                          ---------   ---------
Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                            $ 13,646    $ 13,684
  Accounts payable and accrued expenses                         503         693
  Interest payable                                              103          74
                                                           --------    --------

     Total liabilities                                       14,252      14,451
                                                           --------    --------

Commitments and contingent liabilities (see Note 4)

Partners' equity (deficit):
  General partners                                             (957)       (954)
  Limited partners, 96,600 and 96,754 limited
   partnership units outstanding at March 31, 1998
   and December 31, 1997, respectively                       36,365      36,694
                                                           --------    --------

     Total partners' equity                                  35,408      35,740
                                                           --------    --------

     Total liabilities and partners' equity                $ 49,660    $ 50,191
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                       1998           1997
                                                   ---------       ---------
Revenue:
  Rental income                                    $   1,657       $   1,804
  Interest income                                         97              63
                                                   ---------       ---------

     Total revenue                                     1,754           1,867

Expenses:
  Operating                                              749             744
  Interest expense                                       322             326
  Depreciation and amortization                          484             486
  Expenses associated with undeveloped land              156             158
  General and administrative expenses                    319             302
                                                   ---------       ---------

     Total expenses                                    2,030           2,016
                                                   ---------       ---------

Net loss                                           $    (276)      $    (149)
                                                   =========       =========



Net loss per limited partnership unit              $   (2.82)      $   (1.48)
                                                   =========       =========

Weighted average number of limited partnership units
  outstanding during each period used to compute net loss
  per limited partnership unit                        96,710          99,765
                                                   =========       =========











                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                           General      Limited
                                           Partners     Partners       Total
                                          ---------     ---------     --------

Balance at December 31, 1997              $    (954)    $  36,694     $ 35,740

Retirement of limited partnership units          --           (56)         (56)

Net loss                                         (3)         (273)        (276)
                                          ---------     ---------     --------

Balance at March 31, 1998                 $    (957)    $  36,365     $ 35,408
                                          =========     =========     ========



Balance at December 31, 1996              $    (921)    $  40,918     $ 39,997

Net loss                                         (1)         (148)        (149)
                                          ---------     ---------     ---------

Balance at March 31, 1997                 $    (922)    $  40,770     $ 39,848
                                          =========     =========     ========


















                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                               1998       1997
                                                            --------    -------
Cash flows from operating activities:
  Net loss                                                  $  (276)    $  (149)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                               484         486
    Amortization of loan fees, included in interest expense      13          13
    Changes in certain assets and liabilities:
      Accounts receivable                                         8         (33)
      Note receivable                                            10          --
      Deferred financing costs and other fees                   (23)        (44)
      Prepaid expenses and other assets                         (67)         (4)
      Accounts payable and accrued expenses                    (190)        320
      Interest payable                                           29          --
                                                            -------     -------

    Net cash provided by (used for) operating activities        (12)        589
                                                            -------     -------

Cash flows from investing activities:
  Additions to real estate investments                          (45)        (19)
                                                            -------     -------

    Net cash used for investing activities                      (45)        (19)
                                                            -------     -------

Cash flows from financing activities:
  Notes payable principal payments                              (38)        (39)
  Purchase and retirement of limited partnership units          (56)         --
                                                            -------     -------

    Net cash used for financing activities                      (94)        (39)
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents           (151)        531

Cash and cash equivalents at beginning of period              4,361       5,007
                                                            -------     -------

Cash and cash equivalents at end of period                  $ 4,210     $ 5,538
                                                            =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   280     $   313
                                                            =======     =======


                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of March 31, 1998 and December 31, 1997, the related statements of operations, the changes in partners' equity and cash flows for the three months ended March 31, 1998 and 1997.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($820,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

During the quarter ended March 31, 1998, a total of 154 limited partnership units were repurchased and retired as a result of the Partnership's offer to redeem the partners limited partnership units. As of March 31, 1998, there were 96,600 limited partnership units issued and outstanding.

Consolidation - In order to satisfy certain lender requirements for the Partnership's 1996 loan secured by Two Carnegie Plaza, Lakeside Tower and One Parkside, Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City") was formed in May, 1996. The three properties securing the loan were contributed to RRF V Tri-City by the Partnership. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc., a corporation wholly owned by the Partnership. Since the Partnership indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Note 2.  REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1997 audited financial statements.

Note 3.  INVESTMENTS IN REAL ESTATE

During April 1998, the Partnership entered into a contract to sell 41 acres of unimproved land, known as Rancon Centre Ontario land, for $5,787,000. The sale is expected to close in June, 1998. Accordingly, the Partnership reclassified the Rancon Centre Ontario land from land held for development to land held for sale as of March 31, 1998.

Note 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at March 31, 1998. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash of $4,210,000 (exclusive of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $42,018,000 which includes $33,118,000 in rental properties, $7,980,000 of land held for development and $920,000 of land held for sale.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties.

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

Tri-City

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

     Property                             Type                   Square Feet
--------------------------    -----------------------------      -----------
One Carnegie Plaza            Two, two story office buildings      107,276
Two Carnegie Plaza            Two story office building             68,956
Carnegie Business Center II   Two R&D buildings                     50,867
Santa Fe                      One story office building             36,288
Lakeside Tower                Six story office building            112,717
One Parkside                  Four story office building            70,069
Bally's Health Club           Health club facility                  25,000
Outback Steakhouse            Restaurant                             6,500

The Partnership also owns approximately 14 acres of unimproved land in the Tri-City area.

Management is currently in the process of evaluating the potential sale of the Tri-City assets. Management has ordered appraisals from CB Commercial, an econometric forecast of future value from CB Commercial and an analysis by Arlen Capital of the Real Estate Investment Trust ("REIT") market to determine if it is better to offer the Tri-City assets for sale in 1998 or 1999.

Rancon Center Ontario

Additionally, the Partnership owns the Rancon Center Ontario property (245,000 square feet of leasable industrial space) in Ontario, California plus approximately 41 acres of unimproved land in Ontario, California. This land is currently in contract to be sold in June 1998 for $5,787,000. Accordingly, the Partnership has classified this property as land held for sale. Management anticipates offering the 245,000 square foot industrial space (the improved property) for sale in the latter part of 1998.

Perris-Ethanac and Nuevo

The Partnership also owns 23.8 acres of unimproved land referred to as Perris-Ethanac Road and 78.1 acres of undeveloped land referred to as Perris-Nuevo Road. There has been no development to date at the Partnership's Perris-Ethanac Road or Perris-Nuevo Road projects. Both properties are unencumbered and are being marketed for sale by the Partnership.

The Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balance as of March 31, 1998, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans. However, there can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

Revenues

Rental income for the three months ended March 31, 1998 decreased $147,000 or 8% from the three months ended March 31, 1997 due in large part to the significant decreases in occupancy at One Carnegie Plaza and One Parkside. The decrease in occupancy at One Carnegie Plaza is a result of a tenant, who occupied approximately 35,300 square feet, exercising its right to terminate its lease as of February 1, 1998. The 26-percentage point drop in occupancy from March 31, 1997 to March 31, 1998 at One Parkside is due to an 18,531 square foot tenant vacating their space prior to the lease termination date due to financial difficulties. This tenant filed for Chapter 11 bankruptcy protection in May 1997. Management is currently marketing these spaces for lease.

Occupancy rates at the Partnership's properties as of March 31, 1998 and 1997 were as follows:

                                                   March 31,
                                            1998               1997
                                          -------             -------

     One Carnegie Plaza                      57%                88%
     Two Carnegie Plaza                      82%                83%
     Carnegie Business Center II             74%                74%
     Lakeside Tower                          85%                83%
     Santa Fe                               100%               100%
     One Parkside                            66%                92%
     Rancon Centre Ontario                  100%                80%
     Bally's Health Club                    100%               100%
     Outback Steakhouse                     100%               100%

The Atchison Topeka and Santa Fe Railway Company, Sterling Software, Chicago Title and Holiday Spa Health Club, occupy substantial portions of leased space at Tri-City with leases expiring at various dates between September 1999 and December 2010. These four tenants, in the aggregate, occupy approximately 116,821 square feet of the total 478,000 total leasable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City and approximately 28% of the total rental income for the Partnership.

Two tenants, United Pacific Mills and USCO Distribution Services, Inc., occupy significant square footage of Rancon Centre Ontario ("Ontario"). These two tenants occupy an aggregate 124,850 square feet or 51% of Ontario and account for 39% of the rental income generated at Ontario and 6% of total rental income of the Partnership.

Interest and other income increased $34,000 or 54% from the three months ended March 31, 1997 to the three months ended March 31, 1998 due to interest on a tenant improvement note receivable in 1998.

Expenses

All expense categories remained consistent during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The decrease in occupancy at One Carnegie Plaza and One Parkside contributed to a decrease in operating expenses, however this decrease was offset primarily by an increase in maintenance association dues paid. This increase in maintenance association dues paid was due to a decrease in maintenance association dues paid during the three months ended March 31, 1997 resulting from excess operating cash held by the associations at December 31, 1996. Also offsetting the decrease in operating expenses during the three months ended March 31, 1998 compared to the same period in 1997 were increases resulting from general repairs at One Carnegie Plaza and the recognition of prior year bad debt in the first quarter of 1998.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

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


                               RANCON REALTY FUND V,
                               a California Limited Partnership
                               (Registrant)






Date: May 14, 1998         By:  /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson, General Partner
                                and Director, President, Chief Executive Officer
                                and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon Realty Fund V,
                                a California Limited Partnership