Form 10-Q
period 1998-06-30
RANCON REALTY FUND V
filed 1998-08-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                Yes __X__ No ___


          Total number of units outstanding as of June 30, 1998: 96,513

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 RANCON REALTY FUND V,
                            A CALIFORNIA LIMITED PARTNERSHIP

                              Consolidated Balance Sheets
                        (in thousands, except units outstanding)
                                      (Unaudited)

                                                               June 30,     December 31,
                                                                 1998           1997
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
    of  $17,690 and $16,911 at June 30, 1998 and
    December 31, 1997, respectively                         $   32,796      $   33,486
  Land held for development                                      2,691           7,980
  Land held for sale                                             6,209             920
                                                            ----------      ----------

    Total real estate investments                               41,696          42,386

Cash and cash equivalents                                        3,978           4,361
Pledged cash                                                       353             353
Accounts receivable                                                102             141
Notes receivable                                                 1,186           1,208
Deferred financing costs and other fees, net of accumulated
  amortization of $2,109 and $1,953 at June 30, 1998
  and December 31, 1997, respectively                            1,001           1,097
Prepaid expenses and other assets                                  742             645
                                                            ----------      ----------

   Total assets                                             $   49,058      $   50,191
                                                            ==========      ==========















                                  - continued -


                                 RANCON REALTY FUND V,
                            A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Balance Sheets - continued
                        (in thousands, except units outstanding)
                                      (Unaudited)

                                                              June 30,     December 31,
                                                                 1998          1997

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Notes payable                                             $   13,598      $   13,684
  Accounts payable and accrued expenses                            385             693
  Interest payable                                                  73              74
                                                            ----------      ----------

    Total liabilities                                           14,056          14,451
                                                            ----------      ----------

Commitments and contingent liabilities
  (see Note 4)

Partners' equity (deficit):
  General partners                                                (961)          (954)
  Limited partners, 96,513 and 96,754 limited
    partnership units outstanding at June 30, 1998
    and December 31, 1997, respectively                         35,963         36,694
                                                            ----------      ---------

    Total partners' equity                                      35,002         35,740
                                                            ----------      ---------

    Total liabilities and partners' equity                  $   49,058      $  50,191
                                                            ==========      =========
















                 See accompanying notes to financial statements.


                                    RANCON REALTY FUND V,
                               A CALIFORNIA LIMITED PARTNERSHIP

                            Consolidated Statements of Operations
                (in thousands, except per unit amounts and units outstanding)
                                         (Unaudited)

                                           Three months ended            Six months ended
                                                 June 30,                     June 30,
                                         ----------------------       ----------------------
                                            1998         1997            1998         1997
                                         ---------    ---------       ---------    ---------
Revenue:
  Rental income                          $   1,578    $   1,712       $   3,235    $   3,516
  Interest income                               82           67             179          130
                                         ---------    ---------       ---------    ---------

    Total revenue                            1,660        1,779           3,414        3,646
                                         ---------    ---------       ---------    ---------

Expenses:
  Operating                                    784          769           1,533        1,513
  Interest expense                             321          325             643          651
  Depreciation and amortization                424          518             908        1,004
  Expenses associated with
    undeveloped land                           159           89             315          247
  General and administrative expenses          348          325             667          627
                                         ---------    ---------       ---------    ---------

    Total expenses                           2,036        2,026           4,066        4,042
                                         ---------    ---------       ---------    ---------

Net loss                                 $    (376)   $    (247)      $    (652)   $    (396)
                                         =========    =========       =========    =========



Net loss per limited partnership unit    $   (3.85)   $   (2.45)      $   (6.67)   $   (3.93)
                                         =========    ==========      =========    =========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit              96,559       99,763          96,635       99,765
                                         =========    =========       =========    =========












                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                             General      Limited
                                            Partners     Partners         Total

Balance at December 31, 1997               $   (954)    $  36,694     $  35,740

Retirement of limited partnership units          --           (86)          (86)

Net loss                                         (7)         (645)         (652)
                                           --------     ---------     ---------

Balance at June 30, 1998                   $   (961)    $  35,963     $  35,002
                                           ========     =========     =========




Balance at December 31, 1996               $   (921)    $  40,918     $  39,997

Net loss                                         (4)         (392)         (396)
                                           --------     ---------     ---------

Balance at June 30, 1997                   $   (925)    $  40,526     $  39,601
                                           ========     =========     =========

















                 See accompanying notes to financial statements.


                                     RANCON REALTY FUND V,
                                A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Statements of Cash Flows
                                         (in thousands)
                                          (Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                          1998           1997
Cash flows from operating activities:
  Net loss                                                           $    (652)     $    (396)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                      908          1,004
        Amortization of loan fees, included in interest expense             27             27
        Changes in certain assets and liabilities:
          Accounts receivable                                               39             23
          Notes receivable                                                  22             --
          Deferred financing costs and other fees                          (60)           (99)
          Prepaid expenses and other assets                                (97)            13
          Accounts payable and accrued expenses                           (308)            32
          Interest payable                                                  (1)            --
                                                                     ---------      ---------

        Net cash provided by (used for) operating activities              (122)           604
                                                                     ---------      ---------

Cash flows from investing activities:
  Additions to real estate investments                                     (89)          (176)
                                                                     ---------      ---------

        Net cash used for investing activities:                            (89)          (176)
                                                                     ---------      ---------

Cash flows from financing activities:
  Notes payable principal payments                                         (86)           (79)
  Purchase and retirement of limited partnership units                     (86)            --
                                                                     ---------      ---------

        Net cash used for financing activities                            (172)           (79)
                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents                      (383)           349

Cash and cash equivalents at beginning of period                         4,361          5,007
                                                                     ---------      ---------

Cash and cash equivalents at end of period                           $   3,978      $   5,356
                                                                     =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     617      $     624
                                                                     =========      =========


                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of June 30, 1998 and December 31, 1997, the related statements of operations for the three and six months ended June 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1998 and 1997.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Partnership, contracted to assume these services. According to the Glenborough contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($820,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

During the first half of 1998, a total of 241 limited partnership units were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. As of June 30, 1998, there were 96,513 limited partnership units issued and outstanding.

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

                                  June 30, 1998
                                   (Unaudited)


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

Note 3.  INVESTMENTS IN REAL ESTATE

During April 1998, the Partnership entered into a contract to sell 41 acres of unimproved land, known as Rancon Centre Ontario land. The sale was expected to close in June 1998. Accordingly, the Partnership reclassified the Rancon Centre Ontario land from land held for development to land held for sale as of March 31, 1998. However, the contract was terminated due to environmental issues dealing with an endangered species, the New Delhi Sand Fly. Management is currently investigating possible resolutions to the wildlife issues. Once resolved, management will resume marketing the unimproved land for sale.

Note 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at June 30, 1998. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash of $3,978,000 (exclusive of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $41,696,000 which includes $32,796,000 in rental properties, $2,691,000 of land held for development and $6,209,000 of land held for sale.

Operationally, the Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily, pending their use in the development of properties. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, which, despite recent economic growth, has been affected by the relocation of various California State agencies into state owned buildings and the recent bank and health care mergers. Management believes that while the commercial real estate market continues to improve in the Inland Empire, new construction may soon begin to constrain rent and price increases.

Tri-City

The Partnership currently owns the following properties in the Tri-City Corporate Center area within the Inland Empire submarket of the Southern California region:

    Property                               Type                      Square Feet
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

The Partnership's general partner is currently in the process of evaluating the fair market value of the Tri-City assets. The general partner and management are evaluating appraisals prepared by CB Commercial and other market information in an effort to determine the optimal time to dispose of its assets and realize their maximum value.


Rancon Center Ontario

Additionally, the Partnership owns the Rancon Center Ontario property (245,000 square feet of leasable industrial space) in Ontario, California plus approximately 41 acres of unimproved land in Ontario, California. This land was in contract to be sold by June 1998. However, the contract was terminated due to wildlife issues. Management is currently investigating possible resolutions to the wildlife issues. Once resolved, management will resume marketing the unimproved land for sale. Management also anticipates offering the 245,000 square foot industrial space (the improved property) for sale in the latter part of 1998.

Perris-Ethanac and Nuevo

The Partnership also owns 23.8 acres of unimproved land referred to as Perris-Ethanac Road and 78.1 acres of undeveloped land referred to as
Perris-Nuevo Road. There has been no development to date at either of these projects. Both properties are unencumbered and are being marketed for sale by the Partnership.

General Matters

Other than the aforementioned, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balances as of June 30, 1998, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans. However, there can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

Revenue

Rental income decreased $281,000 or 8% and $134,000 or 8% during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due to the relocation of various California State agencies into state owned buildings and the office suite consolidations resulting from recent bank and health care mergers.

Occupancy rates at the Partnership's properties as of June 30, 1998 and 1997 were as follows:

                                                 June 30,
                                             1998       1997

One Carnegie Plaza                            48%        88%
Two Carnegie Plaza                            82%        81%
Carnegie Business Center II                   72%        74%
Lakeside Tower                                84%        83%
Santa Fe                                     100%       100%
One Parkside                                  66%        66%
Rancon Centre Ontario                         78%        80%
Bally's Health Club                          100%       100%
Outback Steakhouse                           100%       100%

The 40 percentage point drop in occupancy from June 30, 1997 to June 30, 1998 at One Carnegie Plaza is a result of a tenant, who occupied an aggregate 35,306 square feet, relocating to a state owned building in February 1998.

The Atchison Topeka and Santa Fe Railway Company, Sterling Software, Chicago Title and Holiday Spa Health Club, occupy substantial portions of leased space at Tri-City with leases expiring at various dates between September 1999 and December 2010. These four tenants, in the aggregate, occupy approximately 116,821 square feet of the total 478,000 total leasable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City and approximately 29% of the total rental income for the Partnership.

During the six months ended June 30, 1998, three leases totaling 151,850 square feet at Rancon Centre Ontario expired. Two of these leases were with tenants who vacated their suites, totaling 77,000 square feet, upon the lease expiration.
The third lease is with a tenant who occupies 74,850 square feet and is currently on holdover status. The three tenants account for 64% of the 1998 rental income generated at Ontario and 9% of the total 1998 rental income generated by the Partnership. Management has been marketing these spaces and is currently finalizing terms for a 27,000 square foot lease. Management is also evaluating the property for potential sale later in 1998.

Interest and other income increased $49,000 or 38% and $15,000 or 22% for the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due to interest earned on a new tenant improvement note receivable in 1997.

Expenses

Operating expenses remained stable during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997.

Interest expense remained stable during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997 since no major changes were made to the Partnership's outstanding debt.

Depreciation and amortization decreased $96,000 or 10% and $94,000 or 18% during the six and three months ended June 30, 1998 from the six and three months ended June 30, 1997 due to a large amount of tenant improvements becoming fully depreciated in 1998.

Expenses associated with undeveloped land increased $68,000 or 28% and $70,000 or 79% during the six and three months ended June 30, 1998 compared the six and three months ended June 30, 1997, respectively, primarily due to the receipt of real estate tax refunds in May 1997.

General and administrative expenses increased $40,000 or 6% and $23,000 or 7% during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due to the special appraisals, analysis and forecast services obtained by management to assist in determining the optimal time to sell the properties.

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


                          RANCON REALTY FUND V,
                          a California Limited Partnership
                          (Registrant)






Date: August 12, 1998     By:   /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson, General Partner
                                and Director, President, Chief Executive Officer
                                and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon Realty Fund V,
                                a California Limited Partnership