Form 10-Q
period 1998-09-30
RANCON REALTY FUND V
filed 1998-11-13
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes__ X__   No __


       Total number of units outstanding as of September 30, 1998: 96,450

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                                     RANCON REALTY FUND V,
                               A CALIFORNIA LIMITED PARTNERSHIP

                                  Consolidated Balance Sheets
                           (in thousands, except units outstanding)
                                          (Unaudited)

                                                           September 30,    December 31,
                                                                1998            1997
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
    of  $16,309 and $16,911 at September 30, 1998
    and December 31, 1997, respectively                      $    28,704     $        33,486
  Rental property held for sale, net                               3,959                  --
  Land held for development                                        2,691               7,980
  Land held for sale                                               6,209                 920
                                                             -----------     ---------------

   Total real estate investments                                  41,563              42,386

Cash and cash equivalents                                          4,065               4,361
Pledged cash                                                         353                 353
Accounts receivable                                                  122                 141
Notes receivable                                                   1,175                1,208
Deferred financing costs and other fees,net of
  accumulated  amortization of $2,180 and $1,953
  at September 30, 1998 and December 31, 1997,
  respectively                                                       989               1,097
Prepaid expenses and other assets                                    730                 645
                                                             -----------     ---------------

   Total assets                                              $    48,997   $           50,191
                                                             ===========   ==================














                                         - continued -







                                     RANCON REALTY FUND V,
                               A CALIFORNIA LIMITED PARTNERSHIP

                            Consolidated Balance Sheets - continued
                           (in thousands, except units outstanding)
                                          (Unaudited)



                                                           September 30,   December 31,
                                                               1998            1997

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                             $    13,553    $    13,684
   Accounts payable and other liabilities                            710            693
   Interest payable                                                   73             74
                                                             -----------    -----------

   Total liabilities                                              14,336         14,451
                                                             -----------    -----------

Commitments and contingent liabilities                                __             __
   (see Note 4)

Partners' equity (deficit):
   General partners                                                 (964)          (954)
   Limited partners, 96,450 and 96,754 limited
    partnership units outstanding at September 30, 1998
    and December 31, 1997, respectively                           35,625         36,694
                                                             -----------     ----------

     Total partners' equity                                       34,661         35,740
                                                             -----------     ----------

     Total liabilities and partners' equity                  $    48,997     $   50,191
                                                             ===========     ==========
















                 See accompanying notes to financial statements.


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                           Three months ended            Nine months ended
                                              September 30,                 September 30,
                                         -----------------------      -----------------------
                                            1998           1997          1998          1997
                                         ---------     ---------      ---------     ---------
Revenue:
 Rental income                           $   1,602     $   1,768      $   4,837     $   5,284
 Interest and other income                      81            67            260           197
                                         ---------     ---------      ---------     ---------

    Total revenue                            1,683         1,835          5,097         5,481
                                         ---------     ---------      ---------     ---------

Expenses:
 Operating                                     807           843          2,340         2,356
 Interest expense                              320           324            963           975
 Depreciation and amortization                 423           583          1,331         1,587
 Expenses associated with
  undeveloped land                             113           153            428           400
 General and administrative expenses           343           318          1,010           945
                                         ---------     ---------      ---------     ---------

    Total expenses                           2,006         2,221          6,072         6,263
                                         ---------     ---------      ---------     ---------

Net loss                                 $    (323)    $    (386)     $    (975)    $    (782)
                                         =========     =========      =========     =========

Net loss per limited partnership unit    $   (3.32)    $   (3.83)     $   (9.99)    $   (7.76)
                                         =========     ==========     =========     =========

Weighted average number of limited
 partnership units outstanding during
 each period used to compute net loss
 per limited partnership unit               96,478        99,762         96,582        99,764
                                         =========     =========      =========     =========












                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)



                                           General       Limited
                                          Partners      Partners          Total

Balance at December 31, 1997             $    (954)    $   36,694    $   35,740

Retirement of limited partnership units         --           (104)         (104)

Net loss                                       (10)          (965)         (975)
                                         ---------     ----------    ----------

Balance at September 30, 1998            $    (964)    $   35,625    $   34,661
                                         =========     ==========    ==========



























                 See accompanying notes to financial statements.


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                     Nine months ended
                                                                        September 30,
                                                                     1998          1997
Cash flows from operating activities:
  Net loss                                                        $   (975)     $   (782)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                   1,331         1,587
     Amortization of loan fees, included in interest expense            40            40
     Changes in certain assets and liabilities:
       Accounts receivable                                              19           (82)
       Notes receivable                                                 33            --
       Deferred financing costs and other fees                        (119)         (154)
       Prepaid expenses and other assets                               (85)         (184)
       Accounts payable and other liabilities                           17           343
       Interest payable                                                 (1)           (1)
                                                                  --------      --------

     Net cash provided by operating activities                         260           767
                                                                  --------      --------

Cash flows from investing activities:
  Additions to real estate investments                                (321)         (239)
                                                                  --------      --------

Cash flows from financing activities:
  Notes payable principal payments                                    (131)         (120)
  Purchase and retirement of limited partnership units                (104)           --
                                                                  --------      --------

     Net cash used for financing activities                           (235)         (120)
                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                  (296)          408

Cash and cash equivalents at beginning of period                     4,361         5,007
                                                                  --------      --------

Cash and cash equivalents at end of period                        $  4,065      $  5,415
                                                                  ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $    924      $    936
                                                                  ========      ========




                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Note 1.    THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of September 30, 1998 and December 31, 1997, the related statements of operations for the three and nine months ended September 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1998 and 1997.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event shall the general partner be allocated less than 1% of net losses for any period.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Partnership, contracted to assume these services. Pursuant to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of assets ($820,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) management fees equal to 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain tasks for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

During the nine months ended September 30, 1998, a total of 304 limited partnership units were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. As

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


of September 30, 1998, there were 96,450 limited partnership units issued and outstanding.

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

Note 3.    INVESTMENTS IN REAL ESTATE

The Partnership owns five buildings known as Rancon Centre Ontario (the " RCO Buildings), consisting of 245,000 square feet of leasable industrial space in Ontario, California. Additionally, the Partnership owns approximately 38 acres of unimproved land (the "Ontario Land") also in Ontario, California. During October 1998, the Partnership executed a Letter of Intent with a third party buyer to sell both the RCO Buildings and the Ontario Land for a total purchase price of $14,720,000. The sale is expected to close in December 1998. Accordingly, both the RCO Buildings and the Ontario Land are classified as properties held for sale as of September 30, 1998. Since the net book value of the RCO Buildings and the Ontario Land are $3,959,000 and $5,289,000,
respectively, no provision for impairment in investment in real estate is required. This sale is subject to the completion of due diligence, property inspection and other contingencies. Thus, there is no assurance that the sale will be completed.

Note 4.    COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsor in the amount of $102,000 at September 30, 1998. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $4,065,000 (exclusive of pledged cash). The remainder of the Partnership's assets consist primarily of its investments in real estate, totaling approximately $41,563,000 which includes $28,704,000 in rental properties held for investment, $3,959,000 in rental property held for sale, $2,691,000 of land held for development and $6,209,000 of land held for sale.

The Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales may be utilized in the development of other properties or distributed to the partners.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, which, despite recent overall economic growth, has been affected by the relocation of various California state agencies into state owned buildings, recent business mergers and the completion of new buildings within the neighboring area. Management believes that while these external pressures exist, demand for office and industrial space in the Inland Empire should improve due to less expensive labor, lower cost of living and a good transportation and distribution infrastructure.

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

The Partnership's General Partner is currently in the process of evaluating the fair market value of the Tri-City assets. The General Partner and management are evaluating appraisals prepared by CB Commercial as well as other market information in an effort to determine the optimal time to dispose of its assets and realize maximum value.

Rancon Centre Ontario

The Partnership owns five buildings known as Rancon Centre Ontario (the " RCO Buildings), consisting of 245,000 square feet of leasable industrial space in Ontario, California. Additionally, the Partnership owns approximately 38 acres of unimproved land (the "Ontario Land") also in Ontario, California. During October 1998, the Partnership executed a Letter of Intent with a third party buyer to sell both the RCO Buildings and the Ontario Land for a total purchase price of $14,720,000. The sale is expected to close in December 1998. Accordingly, both the RCO Buildings and the Ontario Land are classified as properties held for sale as of September 30, 1998. This sale is subject to the completion of due diligence, property inspections and other contingencies. Thus, there is no assurance that the sale will be completed. The RCO Buildings and the Ontario Land are unsecured assets. The net proceeds from the sale would be added to the cash reserves of the Partnership.

Perris-Ethanac and Nuevo

The Partnership owns 23.8 acres of unimproved land referred to as Perris-Ethanac Road and 78.1 acres of undeveloped land referred to as Perris-Nuevo Road. The parcel map reverting the land to acreage has been recorded for the Perris-Nuevo Road. There has been no development to date at either of these projects. Both properties are unencumbered and are being marketed for sale by the Partnership. General Matters

The $4,782,000 or 14% decrease in rental property at September 30, 1998 compared to December 31, 1997 is due to the reclassification of the RCO Buildings ($3,959,000 net book value) to rental property held for sale and depreciation of $1,144,000, offset by $321,000 of additions.

The $5,289,000 or 66% decrease in land held for development at September 30, 1998 compared to December 31, 1997 is due to the reclassification of the Ontario Land to land held for sale.

The Partnership knows of no unrecorded demands, commitments or events that might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

Management believes that the Partnership's cash balances as of September 30, 1998, together with the net cash from operations, permanent financing and sales proceeds, will be sufficient to fund the Partnership's continued operations and planned capital improvement needs.

RESULTS OF OPERATIONS

Revenue

Rental income decreased $447,000 or 8% and $166,000 or 9% during the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, due to tenants lost due to the relocation of various state agency tenants into recently completed state owned buildings and office suite consolidations resulting from business mergers.

Occupancy rates at the Partnership's properties as of September 30, 1998 and 1997 were as follows:

                                                September 30,
                                             1998            1997

  One Carnegie Plaza                          47%             87%
  Two Carnegie Plaza                          82%             81%
  Carnegie Business Center II                 83%             74%
  Lakeside Tower                              85%             84%
  Santa Fe                                   100%            100%
  One Parkside                                79%             66%
  Rancon Centre Ontario                       69%            100%
  Bally's Health Club                        100%            100%
  Outback Steakhouse                         100%            100%

The 40 percentage point drop in occupancy from September 30, 1997 to September 30, 1998 at One Carnegie Plaza is primarily a result of one tenant, who occupied an aggregate space of 35,306 square feet, relocating to a state owned building in February 1998. Management has been conducting tours to prospective tenants marketing this space for lease.

As of September 30, 1998, tenants at Tri-City occupying substantial portions of leased space included: (i) the Atchison Topeka and Santa Fe Railway Company, with a lease through September 1999; (ii) Chicago Title, with a lease through February 2004; (iii) Sterling Software, with a lease through November 2000; and
(iv) Holiday Spa Health Club, with a lease through December 2010. These four tenants, in the aggregate, occupy approximately 116,821 square feet of the total 478,000 total leasable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City and approximately 29% of the total income for the Partnership.

The 31 percentage point decrease in occupancy at Rancon Centre Ontario from September 30, 1997 to September 30, 1998 is the result of two tenants (with leases totaling 77,000 square feet) moving out upon their lease expirations of June 30, 1998. A holdover tenant, who occupied 74,850 square feet, vacated its suite on September 30, 1998 due to its need for space in close proximity to rail service. This tenant accounted for 28% of the rental income generated at Ontario and 4% of the total rental income generated by the Partnership. Management has been marketing this space for lease, as well as the 77,000 square feet of space vacated earlier in the year. Management is negotiating lease terms with a tenant (currently leasing 39,150 square feet) for a possible relocation and expansion into a 124,850 square foot suite at Rancon Centre Ontario.

Interest and other income increased $63,000 or 32% and $14,000 or 21% during the nine months ended September 30, 1998 compared to the same period in 1997, respectively, due primarily to interest earned on a tenant improvement note receivable.

Expenses

Operating expenses and interest expense remained stable during the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997. The decrease in occupancy at One Carnegie Plaza and Rancon Centre Ontario contributed to a decrease in operating expenses; however, this decrease was offset by: (i) an increase in space planning and leasing expenses at Carnegie Business Center II and One Parkside; and (ii) an increase in general repairs at One Parkside and One Carnegie Plaza.

Depreciation and amortization decreased $256,000 or 16% and $160,000 or 27% during the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, due to tenant improvements becoming fully depreciated in 1998 and the ceasing of depreciation for Rancon Centre Ontario upon reclassification of the property as held for sale.

Expenses associated with undeveloped land increased $28,000 or 7% during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to the receipt of $91,000 of real estate tax refunds in May 1997, and a $3,000 increase in maintenance association dues. The receipt of $66,000 of real estate tax refunds in September 1998 partially offset the increase in expenses associated with undeveloped land.

General and administrative expenses increased $65,000 or 7% and $25,000 or 7% during the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, due to professional fees incurred for appraisals, analysis and forecast services provided to the Partnership to assist in the determination of the marketing strategies for the properties.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RANCON REALTY FUND V,
                              a California Limited Partnership
                              (Registrant)






Date: November 13, 1998

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