Form 10-K
RANCON REALTY FUND V
filed 1999-03-31
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                      For the year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                     For the transition period from to_____


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

                                     Part I

Item 1.     Business

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offerings of limited partnership units ("Units") in February, 1989. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corporation ("RFC"), collectively, the "General Partner". RFC is wholly owned by DLS. At December 31, 1998, 96,444 Units were outstanding. The Partnership has no employees.

The Partnership's initial acquisition of property in June, 1985 was for approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partners of the Partnership. Since the acquisition of the land, the Partnership has constructed eight projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, and a 6,500 square foot restaurant, all of which are more fully described in Item 2. Fund IV has constructed three office buildings, one industrial property, and five commercial properties.

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

In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,330,000 at December 31, 1998, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25 year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

In 1997, the Partnership entered into an agreement to sell all of its real estate assets to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB") and Glenborough Properties L.P. ("GPLP") (collectively as the "Buyer"), and then to liquidate the Partnership as described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (and filed with the Securities and Exchange Commission on the same date under cover of Schedule 14A) upon the completion of the sale. In November 1997, the Unitholders consented to the sale of the Partnership's real estate assets and the subsequent liquidation of the Partnership with fifty-nine percent of the total outstanding Units cast in favor of such proposal. However; in December 1997, the General Partner determined that it would be in the best interest of the Partnership to rescind the agreement for the sale of the real estate assets. The General Partner experienced greater than anticipated opposition to the timing of the sale by the Limited Partners who voted against (9% of the outstanding Units), abstained from (1% of the outstanding Units) or did not respond to (30% of the outstanding Units) the proposal. In addition, the General Partner, sensing the beginning of positive changes in the real estate market, believed that holding the Partnership's real estate assets for an additional period of time would provide the Partnership with the opportunity to recognize an appreciation in its value.

As part of the Partnership's agreement with the Buyer to rescind the agreement for the sale of the real estate assets, the Partnership granted to the Buyer a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). Pursuant to the GLB Matching Right, the Partnership agreed that if it decided to sell all or any portion of the properties, it would do so by requesting multiple party offers, and upon its decision to accept an offer, the Partnership is required to give prompt written notice to the Buyer of the price and other terms and conditions of the offer upon which it is willing to sell the properties. The Buyer has ten days after receipt of the written notice to accept or reject the purchase price and other terms and conditions of the sale. If the Buyer exercises its matching right, the Partnership and the Buyer must promptly execute a purchase agreement, and if on the other hand, the Buyer notifies the Partnership that it does not intend to or fails to respond within the ten day period, the Partnership has the right to sell the properties to the third party offerer on the identical terms and conditions as set forth in the Partnership's notice to the Buyer.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership. The General Partner hopes to mail consent solicitation materials to the Limited Partners in the second quarter of 1999 and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission"). Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999 and distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which is not expected to occur prior to at least early to mid-2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, the proceeds distributed and the Partnership liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when any consent solicitation materials are mailed to the Limited partners, the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the Limited Partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Competition Within the Market

The Partnership competes in the leasing and sale of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.     Properties

Tri-City Corporate Centre

On June 3, 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City was acquired by Fund IV.

Tri-City Corporate Center is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

The   Partnership  has  constructed  and  owns  the  following  eight  operating properties in Tri-City:

          Property                             Type                 Square Feet
---------------------------    -------------------------------      -----------
One Carnegie Plaza             Two, two story office buildings         107,276
Two Carnegie Plaza             Two story office building                68,956
Carnegie Business Center II    Two R & D buildings                      50,867
Santa Fe                       One story office building                36,288
Lakeside Tower                 Six story office building               112,747
One Parkside                   Four story office building               70,069
Bally's Health Club            Health club facility                     25,000
Outback Steakhouse             Restaurant                                6,500

These properties total approximately 478,000 leasable square feet and offer a wide range of commercial, R & D and office product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of a total of 10,440,330 square feet of office space and an overall vacancy rate of approximately 25% as of December 31, 1998, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 1998, the Partnership has 395,336 square feet of office space with a vacancy rate of 22%, 50,867 square feet of R & D space with a vacancy rate of 22% and 31,500 square feet of commercial space with a 0% vacancy rate.

Occupancy levels for the Partnership's Tri-City buildings at December 31, 1998, 1997 and 1996, and November 30, 1995 and 1994, expressed as a percentage of the total net rentable square feet, are as follows:

                                    December 31,                 November 30,
                               ----------------------        -------------------
                               1998     1997     1996        1995           1994
                               ----     ----     ----        ----           ----
One Carnegie Plaza              50%      85%      87%         93%           66%
Two Carnegie Plaza              82%      81%      83%         87%           86%
Carnegie Business Center II     78%      74%      65%         68%           76%
Santa Fe                       100%     100%     100%        100%          100%
Lakeside Tower                  93%      86%      90%         69%           76%
One Parkside                    79%      66%      92%         83%           83%
Bally's Health Club            100%     100%     100%         N/A           N/A
Outback Steakhouse             100%     100%     100%         N/A           N/A

In 1998, management renewed 12 leases totaling 47,938 square feet, expanded two existing tenants by 20,450 square feet and executed 16 new leases totaling 45,274 square feet of space. Also in 1998, there were various vacancies of tenants, the most noteworthy of which was a 35,300 square foot tenant who exercised its right to terminate its lease on February 1, 1998. In 1999, 21 leases totaling 89,809 square feet are due to expire. Management is currently negotiating lease renewals for three tenants totaling 8,800 square feet of space, while four tenants occupying 6,332 square feet of space have vacated or have indicated that they will vacate upon their lease expiration. The remaining tenants occupying 74,677 square feet of space, with lease expirations in the latter part of 1999 have not yet indicated whether they will renew their lease or vacate the premises.

The annual effective rent per square foot for the years ended December 31, 1998, 1997 and 1996 and the year ended November 30, 1995 were:

                                  1998        1997        1996           1995
                               --------     --------    ---------     ---------
One Carnegie Plaza             $  14.96     $  14.74    $   14.85     $   13.57
Two Carnegie Plaza             $  15.41     $  15.70    $   15.91     $   16.50
Carnegie Business Center II    $  10.56     $  10.73    $   10.91     $   11.11
Santa Fe                       $  17.03     $  16.87    $   16.64     $   16.50
Lakeside Tower                 $  18.59     $  17.43    $   16.72     $   18.58
One Parkside                   $  18.19     $  17.80    $   17.86     $   18.23
Bally's Health Club            $   9.85     $   9.85    $    9.85           N/A
Outback Steakhouse             $  13.85     $  13.85    $   13.85           N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

At December 31, 1998, the Partnership's Tri-City annual rental rates ranged from $13.80 to $21.00 per square foot for office space; $7.20 to $11.40 per square foot for R & D space; and $9.85 to $13.85 per square foot for commercial space.

According to research conducted by the Partnership's property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $13.08 to $20.16. Since there is no comparable R & D or commercial space in the market, management has determined the asking rents based on discussions with independent leasing brokers.

The Partnership's Tri-City properties had the following four tenants which occupied a significant portion of the net rentable square footage as of December 31, 1998:

                                 Atchison, Topeka
                                   and Santa Fe                                             Holiday Spa
                                    Railway             Sterling            Chicago            Health
      Tenant                        Company             Software            Title               Club

Building                            Santa Fe             One Carnegie     One Parkside      Bally's Health
                                                            Plaza                                Club
                                                                           Real Estate
Nature of Business               Transportation          Software           Services         Health Club

Lease Term                           10 yrs.              5 yrs.             10 yrs.           14 yrs.

Expiration Date                      9/30/99             11/30/00            2/03/04          12/31/10

Square Feet                          36,288               26,144             31,249            25,000

(% of rentable total)                  8%                   5%                 7%                5%

Annual Rent                         $618,135             $362,915           $560,151          $246,250

Future Rent Increases                 None              2% in 1999            None           15% in 2001
                                                                                              and 2006

Renewal Options              Four 5-yr. options      Two 3-yr. options        None       Three 5-yr. options

Based on management's discussions with Atchison, Topeka and Santa Fe Railway Company, the tenant plans on exercising its option to extend the term of the lease for 5 years.

In the opinion of management, the properties are adequately covered by insurance.

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                               One             Lakeside Tower,
                                            Carnegie          One Parkside and
Security                                      Plaza          Two Carnegie Plaza

Principal balance at December 31, 1998     $4,178,000            $9,330,000

Interest Rate                                 8.25%                 9.39%

Monthly Payment                              $33,995               $83,142

Maturity Date                               12/01/01               8/1/06

During 1998 the Partnership's Tri-City rental properties were assessed $651,000 in property taxes based on an average realty tax rate of 1.11%.

Tri-City Land

Approximately 14 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention has been to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price. During 1997, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate. See footnote 3 in Item 14 for further discussion.

During 1998, the Partnership's Tri-City land was assessed $479,000 in property taxes based on an average realty tax rate of 3.57% (which includes 2.46% in additional assessments).

Rancon Centre Ontario

In 1987, the Partnership acquired approximately 56.3 acres of undeveloped land in Ontario, San Bernardino County, California, for a purchase price of $5,905,000. The property is immediately north of Interstate 10 near Interstate 15 and is zoned for industrial and light manufacturing use.

The Partnership completed the first of three phases of development in 1988, consisting of seven distribution-center buildings totaling 326,000 square feet of which two buildings totaling 81,000 square feet have been sold. In an effort to facilitate build-to-suits, the Partnership purchased a 5.76-acre parcel of land in December 1995 located between Phase II and Phase III. This purchase prevented development adverse to the Partnership's interests.

On December 31, 1998, the Partnership sold the 38.5 acres of unimproved land at Rancon Centre Ontario to an unaffiliated third party for $5,500,000. The Partnership recognized a loss on the sale of land of approximately $34,000 and realized net proceeds of $5,266,000, which were added to the cash reserves.

The five remaining distribution center buildings at this property (the "RCO Buildings") had a 38% occupancy rate at December 31, 1998 and 100% occupancy rate at December 31, 1997 and 1996. In 1998, six tenants occupying 225,425 square feet or 92% of the rentable space at this property vacated upon their respective lease termination dates. Two of the six tenants, United Pacific Mills and USCO Distribution Services, Inc. ("USCO") occupied a significant portion of the total square footage of the RCO Buildings. United Pacific Mills, whose five-year lease expired on April 30, 1998, occupied 74,850 square feet or 31% of RCO Buildings. USCO, whose one-year lease expired on June 30, 1998, occupied 50,000 square feet or 20% of RCO Buildings. Reasons cited for not renewing their leases included the need to consolidate into larger facilities and the desire to relocate out of the Ontario area. On January 29, 1999, the Partnership sold the RCO Buildings to an unaffiliated entity for $7,650,000 and realized a gain of approximately $3,309,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the RCO Buildings, bears interest at 8% and matures on January 1, 2000. The sale generated net proceeds of $1,648,000 which were added to the cash reserves.

At December 31, 1998 and at the time of sale, the RCO Buildings were unencumbered.

During 1998, the RCO Buildings and the unimproved land were assessed $87,000 and $61,000 in property taxes, respectively, based on an average realty tax rate of 1.0531%.

Perris-Ethanac Road

In 1989, the Partnership purchased 23.8 acres of unimproved land at the intersection of Ethanac Road and Interstate 215 in Perris, Riverside County, California, for a purchase price of $2,780,000. The property is zoned for commercial uses and is adjacent to a freeway interchange. There has been no development of this property to date.

As of December 31, 1997, the Perris-Ethanac land had a carrying value of $775,000. In 1998, management determined that the carrying value of the Perris-Ethanac land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate of $323,000. In December 1998, the Partnership entered into an agreement to sell the Perris-Ethanac land to an unaffiliated third party for $502,200. On January 20, 1999, the Perris-Ethanac land was sold and the Partnership realized a net loss of the sale of approximately $6,000 and received $446,000 of net sales proceeds which were added to cash reserves. At December 31, 1998 and at the time of sale, the Perris-Ethanac Road property was unencumbered.

During 1998, the Perris-Ethanac Road property was assessed $23,000 in property taxes based on an average realty tax rate of 1.06%.

Perris-Nuevo Road

On December 28, 1989, the Partnership acquired approximately 83 acres of undeveloped property at the intersection of Nuevo Road and Interstate 215 in Perris, Riverside County, California for a purchase price of $5,140,000 in an all cash transaction. The property is zoned for light industrial, commercial and retail use. There has been no development of this property to date.

In December 1998, the Partnership entered into an agreement to sell the Perris-Nuevo land to an a third party buyer for $675,000, of which $475,000 is payable by a promissory note, secured by the land, bearing interest rate of 6% per annum, with principal and interest due November 15, 1999. The sale closed escrow on January 29, 1999 and realized net proceeds of $135,000.At December 31, 1998 and at the time of sale, the Perris-Nuevo Road Property was unencumbered.

During 1998, the Perris-Nuevo Road property was assessed $92,000 in property taxes based on an average realty tax rate of 7.05% (which includes 6.04% in additional assessments).


Item 3.     Legal Proceedings

None.


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                     Part II

Item 5.   Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 1998, there were 12,063 holders of Partnership Units.

Dividends

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

Cash From Operations includes all cash receipts from operations in the ordinary course of business (except for the sale, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partners.

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received a 12 percent return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) third, 1 percent to the General Partner and 99 percent to the Limited Partners who purchased their Units prior to April 1, 1986, to the extent they receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 9 percent, 6 percent or 3 percent (calculated through the anniversary date of the purchase of the Units); (iv) fourth, 99 percent to the General Partner and 1 percent to the Limited Partners until the General Partner has received an amount equal to 20 percent of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partner under clauses (ii) and (iii); and (v) fifth, the balance 20 percent to the General Partner and 80 percent to the Limited Partners. A more explicit statement of the distribution policies is set forth in the Partnership Agreement.

There were no distributions made by the Partnership during the three most recent fiscal years.

Item 6.     Selected Financial Data

The following is selected financial data for the years ended December 31, 1998, 1997 and 1996, the one month ended December 31, 1995, and the years ended November 30, 1995, and 1994 (in thousands, except per Unit data).

                                                                             For the one             For the
                                             For the years ended             month ended            years ended
                                                 December 31,                December  31,          November 30,
                                    -------------------------------------    -------------       ----------------
                                    1998           1997            1996           1995            1995           1994
                                    ----           ----            ----           ----           ------         -----

Rental income                    $   6,387      $  6,894        $   6,969       $    461       $   6,200     $   6,023

Loss on sale of real estate      $     (34)     $     --        $      --       $     --       $      --     $    (391)

Provision for impairment
  of real estate investments     $    (323)     $ (1,688)       $      --       $     --       $ (14,760)    $  (2,965)

Net loss                         $  (1,747)     $ (3,293)       $  (1,307)      $   (199)      $ (16,148)    $  (5,558)

Net loss allocable
   to Limited Partners           $  (1,730)     $ (3,260)       $  (1,294)      $   (197)      $ (15,986)    $  (5,503)

Net loss per Unit                $  (17.92)     $ (32.68)       $  (12.97)      $  (1.97)      $ (160.18)     $ (55.11)

Total assets                     $  47,625      $ 50,191        $  54,193       $ 50,175       $  51,347     $  64,771

Long-term obligations            $  13,508      $ 13,684        $  13,845       $  8,615       $   8,621     $   6,209

Cash distributions per Unit      $      --      $     --        $      --       $     --       $      --     $      --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY  AND CAPITAL  RESOURCES
The following discussions should be read in conjunction with the financial statements and the notes thereto in Item 14 of Part IV.

As of December 31, 1998, the Partnership had cash of $3,073,000 (exclusive of $353,000 in pledged cash). The remainder of the Partnership's assets consisted primarily of its net investments in real estate totaling approximately $35,841,000, which includes $28,572,000 in rental properties, $3,970,000 in rental property held for sale, $2,702,000 of land held for development within the Tri-City area, and $597,000 of undeveloped land held for sale in Perris, California.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Item 1, the General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership, and the General Partner has filed preliminary consent solicitation materials with the Securities and Exchange Commission.

In 1998 and 1997, management determined that the carrying values of certain of the Partnership's land held for development and the land held for sale were in excess of the estimated fair value of such property and recorded provisions for impairment of real estate investments totaling $323,000 and $1,688,000 in 1998 and 1997, respectively.

Operationally, the Partnership's primary sources of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves, pending use in development of other properties, or are distributed to the partners.

The Partnership's pledged cash consists primarily of a certificate of deposit held as collateral for subdivision improvement bonds relating to the
Perris-Nuevo property owned by the Partnership. Upon the sale of the Perris-Nuevo land in January 1999, the cash collateral was released to the Partnership.

The increase in prepaid expenses and other assets is due to the $5,487,000 of net sales proceeds held in an escrow account upon the December 31, 1998 sale of the Ontario land.

In January 1999, the Partnership sold the RCO Buildings and the Perris-Nuevo and the Perris-Ethanac land parcels. The Partnership received a total of $2,229,000 of net proceeds upon the sales, which were added to the cash reserves. In addition, the Partnership loaned the buyer of the RCO Buildings $5,715,000 and the buyer of the Perris-Nuevo land $475,000. The note secured by the RCO Buildings bears interest at 8% per annum and matures on January 1, 2000. The note secured by the Perris-Nuevo land bears interest at 6% per annum and matures on November 15, 1999.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 1998. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

Aside from the foregoing and the current plan to potentially sell all of the Partnership's remaining properties and liquidate the Partnership, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Management believes that the Partnership's cash balance as of December 31, 1998 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

RESULTS OF OPERATIONS

1998 versus 1997

Revenue

Rental income decreased $507,000 or 7% for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to the decline in occupancy at One Carnegie Plaza and Rancon Centre Ontario.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties as of December 31, 1998, 1997 and 1996, and November 30, 1995 and 1994 were as follows:

                                      December 31,               November 30,-
                               --------------------------     ----------------
                               1998       1997       1996       1995      1994
                               ----       ----       ----     ------      ----
One Carnegie Plaza               50%        85%       87%        93%       66%
Two Carnegie Plaza               82%        81%       83%        87%       86%
Carnegie Business Center II      78%        74%       65%        68%       76%
Lakeside Tower                   93%        86%       90%        69%       76%
Santa Fe                        100%       100%      100%       100%      100%
One Parkside                     79%        66%       92%        83%       83%
Rancon Centre Ontario            38%       100%      100%        92%      100%
Bally's Health Club             100%       100%      100%        N/A       N/A
Outback Steakhouse              100%       100%      100%        N/A       N/A

The 35-percentage point drop in occupancy at One Carnegie Plaza from December 31, 1997 to December 31, 1998 is a result of a tenant, who occupied 35,300 square feet, vacating on February 1, 1998 and relocating to a state owned building. Management is marketing this vacant space for lease and is negotiating lease terms with a prospective tenant for 17,000 square feet of space. The 62-percentage point drop in occupancy at Rancon Centre Ontario is due to three tenants, who occupied an aggregate 151,850 square feet of space, vacating upon their lease expirations during 1998. On January 29, 1999, the Partnership sold the Rancon Centre Ontario rental property (see Note 11).

The Atchison, Topeka and Santa Fe Railway Company, Sterling Software, Chicago Title and Holiday Spa Health Club, occupy substantial portions of leased space at Tri-City with leases expiring at various dates between September, 1999 and December, 2010. Based on management's discussions with Atchison, Topeka and Santa Fe Railway Company, the tenant plans on exercising its option to extend the term of the lease for 5 years. These four tenants, in the aggregate, occupy approximately 118,681 square feet of the 478,000 total leasable square feet at Tri-City and account for approximately 33% of the rental income generated at Tri-City and approximately 28% of the total rental income for the Partnership.

Interest and other income for the year ended December 31, 1998 decreased $42,000 or 11% from the year ended December 31, 1997 due to a decrease in interest income as the average invested cash balance in 1998 was lower than that in 1997.

Expenses

Operating expenses decreased $33,000 or 1% during the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease in operating costs associated with decreased occupancy at One Carnegie Plaza and Rancon Centre Ontario was offset by increased operating costs due to increased occupancy at Lakeside Tower, One Parkside and Carnegie Business Center II.

Interest expense remained consistent during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

Depreciation and amortization expense decreased $317,000 or 15% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to tenant improvements and lease commissions becoming fully amortized during 1998, and due to ceasing depreciation of Rancon Centre Ontario upon reclassification of the property to held for sale.

In 1998 and 1997, management determined that the carrying values of the land held for development and the land held for sale were in excess of the estimated fair value of such property and, accordingly, recorded provisions for impairment of real estate investments. The fair values were based on independent appraisals of the Partnerships' real estate.

The Partnership made the following provisions to reduce the carrying value of investments in real estate for the years ended December 31, 1998 and 1997:

                                                   1998              1997
                                                   ----              ----

Land held for development:
  San Bernardino, CA                            $      --      $   1,603,000

Land held for sale:
  60.14 acres in Perris, CA (Perris-Nuevo)             --             85,000
  23.8 acres in Perris, CA (Perris-Ethanac)       323,000                 --
                                                ---------      -------------

     Total provision for impairment
       of real estate investments               $ 323,000      $   1,688,000
                                                =========      =============

Expenses associated with undeveloped land decreased $58,000 or 9% during the year ended December 31, 1998 compared to December 31, 1997 due primarily to a decrease in maintenance association dues in 1998.

The loss on sale of real estate during the year ended December 31, 1998 resulted from the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario.

General and administrative expenses remained consistent during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

The $125,000 and $479,000 of proposed dissolution costs in 1998 and 1997, respectively, is for work performed and expenses incurred while exploring the possibilities of selling all of the Partnership's Properties followed by a liquidation. See Item 1 for further detail.

1997 versus 1996

Revenue

Rental income for the year ended December 31, 1997 remained comparable to the year ended December 31, 1996. The decrease in occupancy as of December 31, 1997 compared to December 31, 1996 at One Carnegie, Two Carnegie, Lakeside Tower and One Parkside was offset by an increase in occupancy at Carnegie Business Center II as well as a full year of rental income for Outback Steakhouse in 1997 versus less than three months in 1996.

Interest and other income for the year ended December 31, 1997 increased $173,000 or 84% from the year ended December 31, 1996 due to the increase in cash reserves as a result of the proceeds of the permanent financing obtained by the Partnership in May 1996.

Expenses

All expenses except for the provision for impairment of investments in real estate and proposed dissolution costs remained consistent during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

Year 2000 Compliance

State of Readiness. Glenborough Corporation (Glenborough), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants Glenborough has completed an identification of IT Systems, including hardware components that are not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has commenced a testing program which will be completed during 1999. In addition, the Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that are not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has commenced. Upon completion of such upgrading, a testing program will be initiated and completed during 1999. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect Year 2000 compliance costs to have a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems will be paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

Contingency Plans. The Partnership is currently developing a contingency plan for all operations which will address the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, will recognize material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns. Management expects such a contingency plan to be completed during 1999.

Item 8.     Financial Statements and Supplementary Data

For information with respect to this Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10.     Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the general partners of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson      Director, President, Chief Executive Officer and Chief
                          Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 55, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

  Title                                         Amount and Nature of     Percent
 of Class    Name of Beneficial Owner           Beneficial Ownership    of Class

  Units     Daniel Lee Stephenson (IRA)            3 Units (direct)         *
  Units     Daniel Lee Stephenson Family Trust    100 Units (direct)        *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new

General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.


Item 13.     Certain Relationships and Related Transactions

During the year ended December 31, 1998, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

                                     Part IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  The following documents are filed as part of the report

    (1)  Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Partners' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedule:

         Schedule III -- Real Estate and  Accumulated  Depreciation as
                         of December 31, 1998 and Note thereto

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

        (3.4) Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference). (10.1) First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998.

        (10.2) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Corporation dated December 20, 1994 and March 30, 1995, respectively (filed as Exhibit 10.2 to the Partnership's annual report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

        (10.3) Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

        (27)   Financial Data Schedule

  (b)  Reports on Form 8-K

       On January 14, 1999, the Partnership filed a report on Form 8-K reporting under Item 2 thereof the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario and including under Item 7 thereof certain pro forma financial statements with respect thereto.

       On February 12, 1999, the Partnership filed a report on Form 8-K reporting under Item 2 thereof the sales of the Rancon Centre Ontario Buildings, the Perris-Nuevo land and the Perris-Ethanac land and including under Item 7 thereof certain pro forma financial statements with respect thereto (including the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario).

                                   SIGNATURES



Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RANCON REALTY FUND V,
                                  a California Limited Partnership

                                  By          Rancon Financial Corporation
                                              a California corporation
                                              its General Partner


Date:    March  30, 1999                      By:     /s/  DANIEL L. STEPHENSON
                                                     --------------------------
                                              Daniel L. Stephenson, President


                                  By: /s/  DANIEL L. STEPHENSON
                                  Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


 Financial Statements and Schedule                                       Page

 Financial Statements:

 Report of Independent Public Accountants                                 23

 Consolidated Balance Sheets as of December 31, 1998 and 1997             24

 Consolidated  Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996                                         25

 Consolidated Statements of Partners' Equity (Deficit) for
 the years ended December 31, 1998, 1997 and 1996                         26

 Consolidated  Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                         27

 Notes to Consolidated Financial Statements
 28

 Schedule:
    III - Real Estate and Accumulated Depreciation
         as of December 31, 1998 and Note thereto                         38


 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California
  February 12, 1999

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                    (in thousands, except units outstanding)


                   Assets                                  1998         1997
                   ------                             -----------   ----------
Investments in real estate:
 Rental property, net of accumulated depreciation
  of $16,666 and $16,911 as of December 31, 1998
  and 1997, respectively                              $    28,572   $    33,486
 Rental property held for sale, net                         3,970            --
 Land held for development                                  2,702         7,980
 Land held for sale                                           597           920
                                                      -----------   -----------
      Total real estate investments                        35,841        42,386
                                                      -----------   -----------

Cash and cash equivalents                                   3,073         4,361
Pledged cash                                                  353           353
Accounts receivable                                         1,239         1,349
Deferred financing costs and other fees, net of
  accumulated amortization of $2,259 and $1,953
  as of December 31, 1998 and 1997, respectively              998         1,097
Prepaid expenses and other assets                           6,121           645
                                                      -----------   -----------

      Total assets                                    $    47,625   $    50,191
                                                      ===========   ===========

    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------
Liabilities:
  Notes payable                                       $    13,508   $    13,684
  Accounts payable and other liabilities                      157           693
  Interest payable                                             73            74
                                                      -----------   -----------

      Total liabilities                                    13,738        14,451
                                                      -----------   -----------

Commitments and contingent liabilities (see Note 9)            --            --

Partners' equity (deficit):
  General partners                                           (971)         (954)
  Limited partners 96,444 and 96,754 limited
   partnership units outstanding at December
   31, 1998 and 1997, respectively                         34,858        36,694
                                                      -----------   -----------

      Total partners' equity                               33,887        35,740
                                                      -----------   -----------

      Total liabilities and partners' equity          $    47,625   $    50,191
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                      Consolidated Statements of Operations
              For the years ended December 31, 1998, 1997 and 1996
          (in thousands, except per unit amounts and units outstanding)



                                                1998         1997        1996
                                              ---------   ---------   ---------
Revenue:
 Rental income                                $   6,387   $   6,894   $   6,969
 Interest and other income                          337         379         206
                                              ---------   ---------   ---------

       Total revenue                              6,724       7,273       7,175
                                              ---------   ---------   ---------

Expenses:
 Operating                                        3,157       3,190       3,257
 Interest expense                                 1,283       1,298       1,271
Depreciation and amortization                     1,753       2,065       2,087
 Provision for impairment of
  real estate investments                           323       1,688          --
 Expenses associated with undeveloped land          557         615         629
Loss on sale of real estate                          34          --          --
 General and administrative expenses              1,239       1,231       1,238
 Proposed dissolution costs                         125         479          --
                                              ---------   ---------   ---------

       Total expenses                             8,471      10,566       8,482
                                              ---------   ---------   ---------


Net loss                                      $  (1,747)  $  (3,293)  $  (1,307)
                                              =========   =========   =========


Net loss per limited partnership unit         $  (17.92)  $  (32.68)  $  (12.97)
                                              =========   =========   =========

Weighted average number of limited
 partnership units outstanding during each
 period used to compute net loss per limited
 partnership unit                                96,548      99,767      99,767
                                              =========   =========   ==========



   The accompanying notes are an integral part of these financial statements.

              Consolidated Statements of Partners' Equity (Deficit) For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                             General       Limited
                                            Partners       Partners     Total


Balance at December 31, 1995               $     (908)  $    42,412   $  41,304

Net loss                                          (13)       (1,294)     (1,307)
                                           ----------   -----------   ---------

Balance at December 31, 1996                     (921)       40,918      39,997

Retirement of limited partnership units            --          (964)       (964)

Net loss                                          (33)       (3,260)     (3,293)
                                           ----------   -----------   ---------

Balance at December 31, 1997                     (954)       36,694      35,740

Retirement of limited partnership units            --          (106)       (106)

Net loss                                          (17)       (1,730)     (1,747)
                                           ----------   -----------   ---------

Balance at December 31, 1998               $     (971)  $    34,858  $   33,887
                                           ==========   ===========  ==========











   The accompanying notes are an integral part of these financial statements.


                                      RANCON REALTY FUND V,
                                A California Limited Partnership


                              Consolidated Statements of Cash Flows
                      For the years ended December 31, 1998, 1997 and 1996
                                         (in thousands)


                                                             1998         1997         1996
                                                          ----------   ----------   ----------
Cash flows from operating activities:
Net loss                                                  $   (1,747)  $   (3,293)  $   (1,307)
Adjustments to reconcile net loss to net
 cash provided by (used for) operating activities:
 Net loss on sales of real estate                                 34           --           --
 Depreciation and amortization                                 1,753        2,065        2,087
 Amortization of loan fees, included in interest expense          54           54           87
 Provision for impairment of real estate investments             323        1,688           --
 Changes in certain assets and liabilities:
   Accounts receivable                                           110           45       (1,225)
   Deferred financing costs and other fees                      (207)        (184)        (158)
   Prepaid expenses and other assets                          (5,476)         155          206
   Accounts payable and other liabilities                       (536)         417           20
   Interest payable                                               (1)          (1)          75
                                                          ----------   ----------   ----------

   Net cash provided by (used for) operating activities       (5,693)         946         (215)
                                                          ----------   ----------   ----------

Cash flows from investing activities:
 Net proceeds from sale of real estate                         5,266           --           --
 Additions to real estate investments                           (579)        (467)        (309)
 Pledged cash                                                     --           --           (2)
                                                          ----------   ----------   ----------

   Net cash provided by (used for) investing activities        4,687         (467)        (311)
                                                          ----------   ----------   ----------

Cash flows from financing activities:
 Net loan proceeds                                                --           --        6,768
 Loan fees paid                                                   --           --         (305)
 Notes payable principal payments                               (176)        (161)      (1,606)
 Purchase and retirement of limited partnership units           (106)        (964)          --
                                                          ----------   ----------   ----------

   Net cash provided by (used for) financing activities         (282)      (1,125)       4,857
                                                          ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents          (1,288)        (646)       4,331

Cash and cash equivalents at beginning of year                 4,361        5,007          676
                                                          ----------   ----------   ----------

Cash and cash equivalents at end of year                  $    3,073   $    4,361   $    5,007
                                                          ==========   ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $    1,230   $    1,245   $    1,135
                                                          ==========   ==========   ==========
 Interest capitalized                                     $       --   $       --   $       26
                                                          ==========   ==========   ==========


           The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Note 1.     ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in February, 1989. As of December 31, 1997, a total of 3,246 limited partnership units ("Units") were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. During the year ended December 31, 1998, an additional 310 units were repurchased and retired by the Partnership. As of December 31, 1998, there were 96,444 Units outstanding.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission with the goal of mailing consent solicitation materials to the Limited Partners in the second quarter of 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the limited partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999 and distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect will occur prior to at least early to mid-2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date hereof, entered into any agreement for the sale of its remaining properties. If the limited partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the limited partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the General Partners be allocated less than 1% of net loss for any period.

Effective January 1, 1995, Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibilities for providing investor relations services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, $820,000 in 1998, and $967,000 in 1997 and 1996; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Note 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

The consent of the Unitholders to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the Unitholders upon liquidation will be estimated.

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

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. As the Partnership operates in only one geographic location and one industry, and allocates resources solely for the optimization of the Partnership's overall return, management has determined that no additional disclosure in the Partnership's financial statements is necessary.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based upon prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to hold the property for eventual sale. The Partnership discontinues depreciating rental property once it is classified as held for sale.

Land Held for Development - Land held for development is stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties, and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based on market values for comparable properties or appraisals prepared by qualified independent third parties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

Consolidation - In May, 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"), as required by the lender of a $9,600,000 loan obtained by the Partnership in 1996. This loan, secured by three of the Partnership's properties, which have been contributed to RRF V Tri-City by the Partnership, has a principal balance of $9,330,000 at December 31, 1998, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25 year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.


Note 3.     INVESTMENTS IN REAL ESTATE

Rental property components at December 31, 1998 and 1997 are as follows (in thousands):

                                              1998                   1997
                                         --------------         --------------
Land                                     $        5,449         $        6,586
Buildings                                        27,803                 31,614
Leasehold and other improvements                 11,986                 12,197
                                         --------------         --------------
                                                 45,238                 50,397
Less:  accumulated depreciation                (16,666)                (16,911)
                                         --------------         --------------
Total rental property                    $       28,572         $       33,486
                                         ==============         ==============

The Partnership's rental property includes eight projects at the Tri-City Corporate Centre in San Bernardino, California.

Rental Property Held for Sale at December 31, 1998

The Partnership began marketing the Rancon Center Ontario property for sale in 1998. Accordingly, in August 1998, the Partnership reclassified $ 3,970,000 (net of $1,746,000 of accumulated depreciation) from rental property to real estate held for sale and ceased depreciation of the property. On January 29, 1999 the Rancon Center Ontario property was sold (see Note 11).

Land held for development consists of the following at December 31, 1998 and 1997 (in thousands):

                                                  1998                 1997
                                             --------------      -------------
14 acres at Tri-City Corporate Centre,
   San Bernardino, CA                        $        2,702      $       2,691
38.5 acres in Ontario, CA                                --              5,289
                                             --------------      -------------
Total land held for development              $        2,702      $       7,980
                                             ==============      =============

On December 31, 1998, the Partnership sold the land located in Ontario, California for $5,500,000. The Partnership realized a loss on the sale, after selling expenses, of approximately $34,000, which is reflected in the accompanying 1998 statement of operations.

The land held for development is unencumbered at December 31, 1998 and 1997.

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Land held for sale as of December 31, 1998 and 1997 includes the following (in thousands):

                                                 1998                 1997
                                            --------------       -------------

23.8 acres in Perris, CA (Ethanac Road)     $          452       $         775
60.14 acres in Perris, CA (Nuevo Road)                 145                 145
                                            --------------       -------------
Total land held for sale                    $          597       $         920
                                            ==============       =============

In January 1999, the Partnership sold the Perris-Ethanac and Perris-Nuevo land parcels. See Note 11 for detail on these sales.

The land held for sale is unencumbered at December 31, 1998 and 1997.

During the years ended December 31, 1998 and 1997, the Partnership recorded the following provisions to reduce the carrying value of investments in real estate (in thousands):

                                                        1998           1997
                                                    ----------     ----------
Land Held for Development:
  Tri-City Corporate Center, San Bernardino, CA     $       --     $     1,603

Land Held for Sale:
 Perris, CA, (Perris-Nuevo)                                 --              85
 Perris, CA (Perris-Ethanac)                               323              --
                                                           323              85
                                                    ----------     -----------

Total provision for impairment of
   real estate investments                          $      323     $     1,688
                                                    ==========     ===========

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. In 1998 and 1997, management determined that the carrying values of certain of the Partnership's land held for development and the land held for sale were in excess of the estimated fair value of such property and thus, recorded provisions for impairment of real estate as shown above.

Note 4.     PLEDGED CASH

Pledged cash of $353,000 consists primarily of a $351,000 certificate of deposit held as collateral for subdivision improvement bonds related to the 60.14-acre Perris-Nuevo property owned by the Partnership. The cash collateral was released to the Partnership in January 1999, upon the sale of the land to a third party.

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Note 5.     PREPAID EXPENSES AND OTHER ASSETS

Included in prepaid expenses and other assets at December 31, 1998 are the $5,487,000 net sales proceeds placed in an escrow account upon the December 31, 1998 sale of the Ontario land.

Note 6.     NOTES PAYABLE

Notes payable as of December 31, 1998 and 1997, were as follows (in thousands):

                                                              1998        1997
                                                            --------    --------

Note payable, secured by first deed of trust
on Lakeside Tower, One Parkside and Two Carnegie
Plaza. The loan, which matures August 1, 2006,
is a 10-year, 9.39% fixed rate loan and with a
25-year  amortization  requiring $83 of principal
and interest payments due monthly.                          $  9,330    $  9,446

Note payable, secured by first deed of trust on One
Carnegie  Plaza.  The note bears interest at 8.25%,
provides for monthly principal and interest payments
totaling $34 and matures on December 1, 2001.                  4,178       4,238
                                                            --------    --------

Total notes payable                                         $ 13,508   $  13,684
                                                            ========   =========

The annual maturities on the Partnership's notes payable for the next five years and thereafter, as of December 31, 1998, are as follows (in thousands):

          1999                               $       193
          2000                                       211
          2001                                     4,194
          2002                                       168
          2003                                       185
          Thereafter                               8,557
                                             -----------

          Total                              $    13,508
                                             ===========

Note 7.     PROPOSED DISSOLUTION COSTS

In 1997, the Partnership entered into an agreement to sell all of its real estate assets and then to liquidate the Partnership as described in a Consent Solicitation Statement sent to the Unitholders on October 17, 1997 (and filed with the Securities and Exchange Commission on the same date under cover of
Schedule 14A) upon the completion of the sale. In November 1997, the Unitholders consented to the sale of the Partnership's real estate assets and the subsequent liquidation of the Partnership with fifty-nine percent of

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


the total outstanding Units cast in favor of such proposal. However; in December 1997, the General Partner determined that it would be in the best interest of the Partnership to rescind the agreement for the sale of the real estate assets. The General Partner experienced greater than anticipated opposition by the Limited Partners to the timing of the sale. In addition, the General Partner believed that holding the Partnership's real estate assets for an additional period of time would provide the Partnership with the opportunity to recognize an appreciation in its value. Costs totaling $479,000 related to the sale and proposed dissolution were expensed in 1997.

The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership, and the General Partner has filed preliminary consent solicitation materials with the Securities and Exchange Commission. The Partnership's remaining properties consist of eight rental properties and approximately 14 acres of unimproved land it owns in the Tri-City Corporate Center in San Bernardino California. Costs totaling $125,000 related to the proposal to sell all of the Partnership's remaining properties and liquidate the Partnership have been incurred and are expensed in the accompanying statement of operations for the year ended December 31, 1998.

Note 8.     LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through December, 2010. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1998, 1997 and 1996. Future minimum rents under non-cancelable operating leases (excluding Rancon Centre Ontario, sold in January 1999) as of December 31, 1998 are as follows (in thousands):

        1999                                $    5,328
        2000                                     4,083
        2001                                     3,147
        2002                                     2,422
        2003                                     1,697
        Thereafter                               3,813
                                            ----------

        Total                               $   20,490
                                            ==========

Note 9.     COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 1998. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Note 10.    TAXABLE INCOME (LOSS)

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

The following is a reconciliation for the years ended December 31, 1998, 1997 and 1996, of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).
                                                  1998         1997      1996
                                               ---------   ----------  --------
Net loss per financial statements              $  (1,747)  $  (3,293)  $ (1,307)
Provision for impairment of investments
  in real estate                                     323       1,688         --
Financial reporting depreciation in excess
  of tax reporting depreciation                      170         269        558
Loss on sale of property less than recognized
   loss for tax reporting                           (217)         --         --
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                  (9)      1,486       (175)
Property taxes capitalized for tax                   493         436        487
                                               ---------   ---------   --------

Net loss for federal income tax purposes       $    (987)  $     586   $   (437)
                                               =========   =========   ========

The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1998 and 1997 (in thousands).

                                                          1998          1997
                                                    -------------   -----------
Partners' equity per financial statements           $      33,892   $    35,740
Cumulative provision for impairment of
  investments in real estate                               23,736        23,413
Cumulative financial reporting depreciation in
  excess of tax reporting depreciation                      7,322         7,152
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                        2,142         2,155
Property taxes capitalized for tax                          1,676         1,400
Syndication costs                                          (1,987)       (1,987)
Other, net                                                     --           964
                                                    -------------   -----------
Partners' capital for federal
 income tax purposes                                $      66,781   $    68,837
                                                    =============   ===========

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


Note 11.      SUBSEQUENT EVENTS

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris-Ethanac land) located in Perris, Riverside County, California, to an unaffiliated entity for $502,200. The Partnership realized a $6,000 loss on the sale which will be reflected in its 1999 financial statements. The sale generated net proceeds of $446,000, which were added to the Partnership's cash reserves.

On January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California, to an unaffiliated entity for $7,650,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and matures on January 1, 2000. The sale generated net proceeds of $1,648,000, which were added to cash reserves. Since the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $3,309,000 gain on the sale until collection of the note is assured.

Also on January 29, 1999, the Partnership sold 60.14 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California, to an unaffiliated entity for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris Nuevo land, bears interest at 6% per annum and matures on November 15, 1999. The sale generated net proceeds of $135,000, which were added to the Partnership's cash reserves. Since the sale of the Perris Nuevo land included a $475,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $444,000 gain on the sale until collection of the note is assured.


                                                        RANCON REALTY FUND V,
                                                   A California Limited Partnership

                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                            (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                COLUMN B            COLUMN C                     COLUMN D                       COLUMN E

                                                                            Cost Capitalized
                                                    Initial Cost to           Subsequent to                 Gross Amount Carried
                                                      Partnership                Acquisition                 at December 31, 1998
                                                            Buildings                                             Buildings
                                                               and                    Carrying                    and        (A)
   Description                  Encumbrances     Land     Improvements   Improvements   Cost       Land      Improvements   Total
------------------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
 San Bernardino County, CA:
  One Carnegie Plaza               $ 4,178      $ 1,583      $    --       $  9,628     $    --    $ 1,583      $ 9,628     $11,211
   Provision for impairment of
    investment in real estate (B)       --           --           --         (1,657)         --       (256)     (1,401)      (1,657)
  Two Carnegie Plaza                  (C)           873           --          5,658          --        873        5,658       6,531
  Carnegie Business Center II           --          544           --          3,611          --        544        3,611       4,155
   Provision for impairment of
   investment in real estate (B)        --           --           --           (299)         --        (41)       (258)        (299)
  Lakeside Tower                      (C)           834           --         11,526          --        834       11,526      12,360
  Santa Fe                              --          501           --          2,530          --        501        2,530       3,031
  One Parkside                        (C)           529           --          6,552          --        529        6,552       7,081
   Provision for impairment of
   investment in real estate (B)        --           --           --           (700)         --        (65)        (635)       (700)
  Health Club                           --          786           --          1,932          --        786        1,932       2,718
  Outback Steakhouse                    --           --           --            808          --        161          647         808
                                   -------      -------      -------       --------     -------    -------      -------      ------
                                    13,508        5,650           --         39,588          --      5,449       39,789      45,238
                                   -------      -------      -------       --------     -------    -------      -------      ------
Rental Property for Sale:
  San Bernardino County, CA:
  Rancon Centre Ontario                 --        1,735           --          6,790          --      1,735        6,790       8,525
   Provision for impairment of
   investment in real estate (B)        --           --           --         (2,809)         --       (598)      (2,211)     (2,809)
                                   -------      -------      -------       --------     -------    -------      -------      ------

                                        --        1,735           --          3,981          --      1,137        4,579       5,716
                                   -------      -------      -------       --------     -------    -------      -------      ------
Land Held for Development:
  San Bernardino County, CA:
  14 acres - Tri-City                   --        5,676           --          5,904          --     11,580           --      11,580
   Provision for impairment of
   investment in real estate (B)        --       (2,431)          --         (6,447)         --     (8,878)          --      (8,878)
                                   -------      -------      -------       --------     -------    --------     -------      -------

                                        --        3,245           --           (543)         --      2,702           --       2,702
                                   -------      -------      -------       --------     -------    -------      -------      ------
Land Held for Sale:
  Riverside County, CA:
  23.8 acres - Perris - Ethanac Rd.     --        2,780           --            202         --       2,982           --       2,982
   Provision for impairment of
   investment in real estate (B)        --       (2,027)          --           (503)        --      (2,530)          --      (2,530)
  60.14 acres - Perris - Nuevo Rd.      --        5,955           --          1,053         --       7,008           --       7,008
   Provision for impairment of
   investment in real estate (B)        --       (5,770)          --         (1,093)        --      (6,863)          --      (6,863)
                                   -------      -------      -------       --------     -------    -------      -------      ------

                                        --          938           --           (341)         --        597           --         597
                                   -------      -------      -------       --------    -------     -------      -------      ------

TOTAL                              $13,508      $11,568      $    --       $ 42,685     $    --    $ 9,884     $ 44,369     $54,253
                                   =======      =======      =======       ========      ======    =======     ========      =======

(A)  The aggregate cost for federal income tax purposes is $79,083.
(B)  See Note 4 to Financial Statements
(C)  Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for the debt in the aggregate amount of $9,330.

                              RANCON REALTY FUND V,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (In Thousands)

--------------------------------------------------------------------------------
          COLUMN A                 COLUMN F     COLUMN G   COLUMN H   COLUMN I




                                                 Date                  Life
                                  Accumulated Construction    Date   Depreciated
   Description                    Depreciation    Began     Acquired    Over
----------------------------------- --------------------------------------------

Rental Properties:
Commercial Office Complexes
 San Bernardino County, CA:
  One Carnegie Plaza                 $4,121       8/86      6/03/85    3-40 yrs.
   Provision for impairment of
    investment in real estate (B)       --
  Two Carnegie Plaza                  2,554      1/88       6/03/85    3-40 yrs.
  Carnegie Business Center II         1,943      10/86      6/03/85    3-40 yrs.
   Provision for impairment of
   investment in real estate (B)        --
  Lakeside Tower                      4,935       3/88      6/03/85    3-40 yrs.
  Santa Fe                            1,223       2/89      6/03/85    5-40 yrs.
  One Parkside                        1,634       2/92      6/03/85    5-40 yrs.
   Provision for impairment of
   investment in real estate (B)        --
  Health Club                           224       1/95      6/03/85    5-40 yrs.
  Outback Steakhouse                     32       1/96      6/03/851   5-40 yrs.
                                     ------
                                     16,666
                                     ------
Rental Property for Sale:
  San Bernardino County, CA:
  Rancon Centre Ontario               1,746       1/88      5/22/87    3-40 yrs.
   Provision for impairment of
   investment in real estate (B)        --
                                     ------

                                      1,746
                                     ------
Land Held for Development:
  San Bernardino County, CA:
  14 acres - Tri-City                    --        N/A     6/03/85      N/A
   Provision for impairment of
   investment in real estate (B)         --
                                      -----

                                         --
                                     ------
Land Held for Sale:
  Riverside County, CA:
  23.8 acres - Perris - Ethanac Rd.      --         N/A    3/30/89      N/A
   Provision for impairment of
   investment in real estate (B)        --
  60.14 acres - Perris - Nuevo Rd.      --          N/A   12/28/89      N/A
   Provision for impairment of
   investment in real estate (B)        --
                                      ----

                                        --
                                     ------

TOTAL                               $18,412
                                    ======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)




Reconciliation of gross amount at which real estate was carried:

                                                   For the years ended
                                                      December 31,
                                          1998              1997        1996
                                       ------------   -------------- ---------

Investments in real estate:

  Balance at beginning of period       $  59,297      $     60,518   $    60,209

     Additions during period:
         Improvements                        579               467           309
         Capitalized carrying costs           --                --            --
     Retirement during period             (5,300)               --            --
     Provision for impairment of
         investments in real estate         (323)           (1,688)           --
                                       ----------     -------------  -----------

  Balance at end of period             $  54,253      $     59,297   $    60,518
                                       =========      ============   ===========


Accumulated Depreciation:

  Balance at beginning of period       $  16,911      $     15,180   $    13,405

     Additions charged to expenses         1,501             1,731         1,775
                                       ---------      ------------   -----------

  Balance at end of period             $  18,412(1)   $     16,911   $    15,180
                                       =========      ============   ===========





                    (1) Included in the accumulated depreciation balance at December 31, 1998 is $1,746 of accumulated depreciation of the Rancon Centre Ontario property which is classified as rental property held for sale in the accompanying consolidated balance sheet as of December 31, 1998.

                                  EXHIBIT INDEX



Exhibit No.                              Exhibit Title

10.1 First Amendment to Second Amended Management, Administration and Consultation Agreement for services rendered by Glenborough Corporation dated August 31, 1998.

                                    Agreement

         This Agreement is made as of August 31, 1998, by and between Glenborough Corporation, a California corporation ("GC"), Rancon Realty Fund V, a California limited partnership ("Fund V"), Daniel L. Stephenson ("DLS") and Rancon Financial Corporation, a California corporation ("RFC").

                                    Recitals

         A.        DLS and RFC are general partners of Fund V.

         B. Reference is made to that certain Management, Administration and Consulting Agreement dated December 20, 1994, by and among (among others) Glenborough Inland Realty Corporation ("GIRC," GC's predecessor-in-interest), Fund V, DLS and RFC, as amended on March 30, 1995 (the "Agreement").

         C. Under the Agreement, GC is required, as GIRC's successor-in-interest, to perform services for Fund V, and Fund V is required to pay to GC, among other things, (i) property management fees ("Management Fees") and (ii) Asset Administration Fees ("Asset Fees"). The Agreement also establishes similar contractual arrangements between GIRC and a number of other partnerships in which DLS and/or RFC or affiliates thereof serve as general partners (the "Other Rancon Partnerships"), and GC is also successor-in-interest to GIRC with respect to such contractual arrangements.

         D. Under Section 11.6 of the Agreement, GC is entitled to Liquidated Damages from Fund V in the amount of $2,120,349 ("Liquidated Damages") if the Agreement is terminated by Fund V prior to the date five (5) years after the Commencement Date of January 3, 1995.

         E. GC is willing to waive its right to Liquidated Damages if Fund V agrees to maintain the Management Fees and Asset Fees at a specified amount, and Fund V is willing to so maintain the amount of the Management Fees and Asset Fees.

                                    Agreement

         Now, therefore, in consideration of the mutual promises, covenants and agreements contained herein, it is hereby agreed as follows:

         1. Liquidated Damages. GIRC hereby waives any and all claims to Liquidated Damages from Fund V.

         2. Asset Fees and Management Fees. For the period beginning on the date of this Agreement and ending December 31, 1999, Fund V shall pay to GC Asset Fees and Management Fees in an amount equal to the greater of (i) the amount of Asset Fees and Management Fees in effect as of the date of this Agreement, as set forth in Exhibit A hereto, reduced only for such

Asset Fees (in accordance with Exhibit E to the Agreement) and Management Fees, respectively, as are applicable to the property known as Rancon Center Ontario, and only if such property is sold at some point during such period, or (ii) the amount payable under the terms of the Agreement. Fund V specifically guarantees that Asset Fees and Management Fees shall be paid at these respective amounts regardless of whether Fund V sells any or all of its remaining properties during such time.

         3. Other Compensation. All other compensation payable to GC under the Agreement shall be paid in accordance with the terms of the Agreement.


         In witness whereof, the parties have executed this Agreement as of the date and year first above written.


Glenborough Corporation                     Rancon Financial Corporation,
a California corporation                    a California corporation


By       ___________________________        By       ___________________________


Rancon Realty Fund V                        ____________________________________
a California limited partnership            Daniel L. Stephenson

By       Rancon Financial Corporation,
         a California corporation
         its General Partner


         By       ___________________________
                  Daniel L. Stephenson, President


By       _______________________________
         Daniel L. Stephenson, General Partner

                                    Exhibit A

                              Rancon Realty Fund V

                            Asset Administration Fees
                                       and
                            Property Management Fees


Asset Administration Fees: A monthly amount based on an annual total of $819,644 per year (i.e., $68,303.67)

Property Management Fees:  A monthly amount based on an annual total equal to actual property management fees for the period January 1, 1998 through June 30, 1998, multiplied by 2.