Form 10-Q
period 1999-03-31
RANCON REALTY FUND V
filed 1999-05-12
CIK 769131

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16467


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                 California                                 33-0098488
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification  No.)

    400 South El Camino Real, Suite 1100
           San Mateo, California                            94402-1708
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

                               Yes X       No

         Total number of units outstanding as of March 31, 1999: 96,442

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                       RANCON REALTY FUND V,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                                    Consolidated Balance Sheets
                                (in thousands, except unit amounts)

                                                                  March 31,         December 31,
                                                                    1999              1998
                                                                (Unaudited)         (Audited)
                                                               -------------       -------------
Assets
Investments in real estate:
   Rental property, net of accumulated depreciation of
     $17,037 and $16,666 at March 31, 1999 and December
     31, 1998, respectively                                    $      28,470       $      28,572
   Rental property held for sale, net                                     --               3,970
   Land held for development                                           2,704               2,702
   Land held for sale                                                     --                 597
                                                               -------------       -------------

       Total real estate investments                                  31,174              35,841
                                                               -------------       -------------

   Cash and cash equivalents                                          11,146               3,073
   Pledged cash                                                           --                 353
   Accounts receivable                                                 1,214               1,239
   Notes receivable                                                    6,190                  --
   Deferred financing costs and other fees, net of
     accumulated amortization of $2,090 and $2,259
     at March 31, 1999 and December 31, 1998, respectively               923                 998
   Prepaid expenses and other assets                                     565               6,121
                                                               -------------       -------------

     Total assets                                              $      51,212       $      47,625
                                                               =============       =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                               $      13,461       $      13,508
   Accounts payable and other liabilities                                331                 230
   Deferred income                                                     3,750                  --
                                                               -------------       -------------
     Total liabilities                                                17,542              13,738
                                                               -------------       -------------

Commitments and contingent liabilities (see Note 4)                       --                  --

Partners' equity (deficit):
   General partners                                                     (973)               (971)
   Limited partners, 96,442 and 96,444 limited partnership
     units outstanding at March 31, 1999 and December 31,
     1998, respectively                                               34,643              34,858
                                                               -------------       -------------
       Total partners' equity                                         33,670              33,887
                                                               -------------       -------------

     Total liabilities and partners' equity                    $      51,212       $      47,625
                                                               =============       =============

                          See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)


                                                           Three months ended
                                                                March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
 Revenues:
    Rental income                                      $    1,578    $    1,657
    Interest and other income                                 205            97
                                                       ----------    ----------
      Total revenues                                        1,783         1,754
                                                       ----------    ----------

 Expenses:
    Operating                                                 796           749
    Interest expense                                          318           322
    Depreciation and amortization                             424           484
    Loss on sale of real estate                                 6            --
    Expenses associated with undeveloped land                 117           156
    General and administrative                                299           297
    Proposed dissolution costs                                 39            22
                                                       ----------    ----------
      Total expenses                                        1,999         2,030
                                                       ----------    ----------

 Net loss                                              $     (216)   $     (276)
                                                       ==========    ==========

 Net loss per limited partnership unit                 $    (2.22)   $    (2.82)
                                                       ==========    ==========

 Weighted average number of limited partnership
    units outstanding during each period
    used to compute net loss per limited
    partnership unit                                       96,443        96,710
                                                       ==========    ==========











                 See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 1999
                                 (in thousands)


                                             General      Limited
                                            Partners      Partners       Total
                                           ---------    ----------   ----------

 Balance at December 31, 1998              $    (971)   $   34,858   $   33,887

 Retirement of limited partnership units          --            (1)          (1)

 Net loss                                         (2)         (214)        (216)
                                           ---------    ----------   ----------

 Balance at March 31, 1999                 $    (973)   $   34,643   $   33,670
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




                                      RANCON REALTY FUND V,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                              Consolidated Statements of Cash Flows
                                          (in thousands)


                                                                         Three months ended
                                                                             March 31,
                                                                    ---------------------------
                                                                        1999             1998
                                                                    ----------       ----------
Cash flows from operating activities:
   Net loss                                                         $     (216)      $     (276)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
       Loss on sale of real estate                                           6               --
       Depreciation and amortization                                       424              484
       Amortization of loan fees, included in
         interest expense                                                   14               13
       Changes in certain assets and liabilities:
         Accounts receivable                                                25                8
         Notes receivable                                                   --               10
         Deferred financing costs and other fees                             2              (23)
         Prepaid expenses and other assets                               5,556              (67)
         Accounts payable and accrued expenses                             101             (161)
                                                                    ----------       ----------

         Net cash provided by (used for) operating activities            5,912              (12)
                                                                    ----------       ----------

Cash flows from investing activities:
   Net proceeds from sales of real estate                                2,121               --
   Additions to real estate investments                                   (265)             (45)
   Funds released from pledged cash                                        353               --
                                                                    ----------       ----------

         Net cash provided by (used for) investing activities            2,209              (45)
                                                                    ----------       ----------

Cash flows from financing activities:
   Notes payable principal payments                                        (47)             (38)
   Retirement of limited partnership units                                  (1)             (56)
                                                                    ----------       ----------

         Net cash (used for) financing activities                          (48)             (94)
                                                                    ----------       ----------

Net increase (decrease) in cash and cash equivalents                     8,073             (151)

Cash and cash equivalents at beginning of period                         3,073            4,361
                                                                    ----------       ----------

Cash and cash equivalents at end of period                          $   11,146       $    4,210
                                                                    ==========       ==========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                       $      305       $      280
                                                                    ==========       ==========



                         See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

Note 1.         THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998.

Proposed Asset Sale and Dissolution - The General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission") with the goal of mailing consent solicitation materials to the Limited Partners in the quarter ending June 30, 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect to occur prior to at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

If a proposal for the sale of the Partnership's properties and liquidation of the Partnership is submitted to the Limited Partners, but not approved, the Partnership currently intends to continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Allocation of Net Income and Net Loss - Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net losses from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the general partners. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units. If a partner's capital account is reduced to zero, additional net losses will be allocated entirely to those partners with positive capital account balances until such balances are reduced to zero. In no event shall the general partners be allocated less than 1% of the net losses for any period.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

Net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period.

Management Matters - Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets ($759,000 in 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

The consent of the partners to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the partners upon liquidation will be estimated.

Consolidation - In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,299,000 at March 31, 1999, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25 year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.      REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris-Ethanac land) located in Perris, Riverside County, California, to an unaffiliated entity for $502,200. The Partnership realized a $6,000 loss on the sale which is reflected in the March 31, 1999 consolidated statement of operations. The sale generated net proceeds of $446,000, which were added to the Partnership's cash reserves.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

On January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California, to an unaffiliated entity for $7,650,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and matures on January 1, 2000. The sale generated net proceeds of $1,562,000, which were added to cash reserves. Since the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $3,307,000 gain on the sale until collection of the note is assured.

Also on January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California, to an unaffiliated entity for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo
Note is secured by a deed of trust encumbering the Perris Nuevo land, bears interest at 6% per annum and matures on November 15, 1999. The sale generated net proceeds of $113,000, which were added to the Partnership's cash reserves. Since the sale of the Perris Nuevo land included a $475,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $443,000 gain on the sale until collection of the note is assured.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $102,000 at March 31, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had cash of $11,146,000. The remainder of the Partnership's assets consists primarily of its net investments in real estate, totaling approximately $31,174,000 which includes $28,470,000 in rental properties and $2,704,000 of land held for development.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of Item 1, the General Partner currently plans to seek the Limited Partners' consent to sell all of the Partnership's remaining properties and liquidate the Partnership, and has filed preliminary consent solicitation materials with the United States Securities and Exchange Commission (the "Commission") with the goal of mailing consent solicitation materials to the Limited Partners in the quarter ending June 30, 1999. Assuming a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership is submitted to and approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's remaining properties in 1999, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received, which the General Partner does not expect to occur prior to at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its remaining properties. If the Limited Partners consent to the Partnership selling all of its remaining properties and then liquidating, the General Partner currently intends to offer the Partnership's remaining properties for sale by soliciting bids from various potential purchasers.

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

Operationally, the Partnership's primary source of funds consist of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income from certificates of deposit, and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves pending use in the development of properties, or are distributed to the partners.

All of the Partnership's assets are located in Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. The Partnership's Tri City "Class A" office buildings such as One Parkside and Lakeside Tower experienced strong leasing activity over the past two quarters. Tri City's retail space continued to experience strong leasing activity during the first quarter ended March 31, 1999 even though the retail sector in general has been adversely affected by the presence of outlet retailers. The market for industrial space appears to be improving due to the demand for space for both warehouse and distribution facilities. Management currently believes that the overall real estate market in the Inland Empire remains strong through 1999, with conditions beyond such time being less predictable.


Tri-City

The Partnership currently owns the following eight properties in Tri-City Corporate Center:

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

General Matters

The $3,970,000 or 100% decrease in rental property held for sale is due to the January 29, 1999 sale of five distribution center buildings referred to as Rancon Centre Ontario ("RCO Buildings"). The Partnership received net sale proceeds totaling $3,307,000 and took back a $5,715,000 note receivable secured by the RCO Buildings. The note bears interest of 8% per annum and matures on January 1, 2000.

The $597,000 or 100% decrease in land held for sale at March 31, 1999 compared to December 31, 1998 is due to the January 1999 sales of the Perris-Ethanac land and the Perris-Nuevo land. The Partnership received net sales proceeds totaling $559,000 and took back a $475,000 note receivable secured by the Perris-Nuevo land. The note bears interest at 6% per annum and is due on November 15, 1999.

The $353,000 or 100 % decrease in pledged cash at March 31, 1999 compared to December 31, 1998 is due to the release of the collateral for subdivision improvement bonds related to the Perris-Nuevo land. The cash collateral was released to the Partnership upon the sale of the Perris-Nuevo land in January 1999.

The $5,556,000 or 91% decrease in prepaid expenses and other assets from December 31, 1998 to March 31, 1999 is primarily due to the receipt of the net sale proceeds related to the 38.5 acres of unimproved land at Rancon Centre Ontario ("Ontario land"). The Ontario land was sold on December 31, 1998 and the sale proceeds were held in an escrow account (included in other assets) at year-end.

The $3,750,000 deferred income at March 31, 1999 resulted from the deferral of recognition of the gain on sales of the Perris-Nuevo land and the RCO Buildings.

Management believes that the Partnership's cash balance at March 31, 1999 together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

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

RESULTS OF OPERATIONS

Revenues

Rental income decreased $79,000 or 5% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, due primarily to the loss of rental income from the sale of the RCO Buildings. This decrease is offset by the increased occupancy at One Parkside and Lakeside Tower.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 1999 and 1998 were as follows:

                                                          March 31,
                                               -----------------------------
                                                  1999                1998
                                               ----------          ---------

       One Carnegie Plaza                          50%                 57%
       Two Carnegie Plaza                          79%                 82%
       Carnegie Business Center II                 74%                 74%
       Lakeside Tower                              93%                 85%
       Santa Fe                                   100%                100%
       One Parkside                                84%                 66%
       Bally's Health Club                        100%                100%
       Outback Steakhouse                         100%                100%

As of March 31, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company;
(ii) Sterling Software; (iii) Chicago Title; and (iv) Holiday Spa Health Club. These four tenants, in the aggregate, occupied approximately 118,681 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 31% of the total rental income for the Partnership during the first quarter of 1999.

The seven percentage point decrease in occupancy from March 31, 1998 to March 31, 1999 at One Carnegie Plaza is the result of three tenants, occupying 7,570 square feet of space in the aggregate, vacating their space upon their respective lease terminations.

The eight percentage point increase in occupancy from March 31, 1998 to March 31, 1999 at Lakeside Tower is attributed to the leasing of 14,917 square feet of space to four new tenants.

The eighteen percentage point increase in occupancy from March 31, 1998 to March 31, 1999 at One Parkside is attributed to the leasing of 11,119 square feet of space to two new tenants.

Interest and other income increased $108,000 or 111% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of the increase in interest income on the higher average invested cash balance resulting from the recent sales of real estate.

Expenses

Operating expenses increased $47,000 or 6% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in operating expenses is largely due to the increase in occupancy at One Parkside and Lakeside Tower. Also contributing to the increase is: (i) the recognition of prior year bad debt in the first quarter of 1999 as a result of failed collection efforts from a tenant who vacated its space upon lease expiration;
(ii) the payment of tax appeal fees in February 1999; and (iii) general repairs at Lakeside Tower. These sources of increases are offset by the decrease in property operating expenses attributable to the sale of RCO Buildings.

Depreciation and amortization decreased $60,000 or 12% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to the elimination of depreciation and amortization associated with the RCO Buildings.

The March 31, 1999 loss on sale of real estate resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land decreased $39,000 or 25% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to the reduction of property taxes as a result of the recent land sales.

General and administrative expenses remained consistent for the three months ended March 31, 1999 compared to the three months ended March 31,1998.

The proposed dissolution costs of $39,000 and $22,000 during the three months ended March 31, 1999 and 1998, respectively, represent charges for work performed and expenses incurred while exploring the possibilities of having the Partnership sell of all of its properties and then to liquidate, and preparation of preliminary proxy materials in the quarter ended March 31, 1999. See Item 1 of Part I for further details.

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough has completed an identification of IT Systems, including hardware components that are not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has commenced a testing program which will be completed during 1999. In addition, the Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

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

Part II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                  On January 14, 1999, the Partnership filed a report on Form 8-K reporting under Item 2 thereof the sale of the
                  38.5 acres of unimproved land in Rancon Centre Ontario and including under Item 7 thereof certain pro forma financial statements with respect thereto. On March 20, 1999, the Partnership filed Amendment No.1 on Form 8-K/A to such Form 8-K. The Form 8-K/A: (i) amends Item 7 of the Form 8-K to incorporate notes to the pro forma financial statements and amend certain pro forma adjustments; and
                  (ii) restates Items 2 and 7 of the Form 8-K in their entirety.

                  On February 12, 1999, the Partnership filed a report on Form 8-K reporting under Item 2 thereof the sales of the Rancon Centre Ontario Buildings, Perris-Nuevo land and the Perris-Ethanac land and including under Items 7 thereof certain pro forma financial statements with respect thereto (including the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RANCON REALTY FUND V,
                                   a California limited partnership

                                   By:       Rancon Financial Corporation
                                             a California corporation,
                                             its General Partner



Date:    May  12, 1999                       By:      /s/  DANIEL L. STEPHENSON
                                                     --------------------------
                                                     Daniel L. Stephenson,
                                                     President

Date:    May 12, 1999                        By:     /s/   DANIEL L. STEPHENSON
                                                     --------------------------
                                                     Daniel L. Stephenson,
                                                     General Partner