Form 10-Q/A
period 1999-03-31
RANCON REALTY FUND V
filed 1999-06-02
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

Rancon Realty Fund V, a California Limited Partnership (the "Registrant"), hereby (i) amends certain information in Note 3 of the Notes to the Consolidated Financial Statements in Item 1 of Part I of the Registrant's Form 10-Q for its quarter ended March 31, 1999 (the "March 10-Q"), (ii) amends the first paragraph after the caption "General Matters" in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the March 10-Q, and (iii) restates Items 1 and 2 of Part I in their entirety.




PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                              RANCON REALTY FUND V,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                           Consolidated Balance Sheets
                                       (in thousands, except unit amounts)

                                                                                 March 31,           December 31,
                                                                                    1999                1998
                                                                                (Unaudited)           (Audited)
                                                                               ---------------     ----------------
Assets
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $17,037 and $16,666 at March 31, 1999 and December
       31, 1998, respectively                                                  $      28,470       $      28,572
     Rental property held for sale, net                                                   --               3,970
     Land held for development                                                         2,704               2,702
     Land held for sale                                                                   --                 597
                                                                               -------------       -------------

         Total real estate investments                                                31,174              35,841
                                                                               -------------       -------------

     Cash and cash equivalents                                                        11,146               3,073
     Pledged cash                                                                         --                 353
     Accounts receivable                                                               1,214               1,239
     Notes receivable                                                                  6,190                  --
     Deferred financing costs and other fees, net of
       accumulated amortization of $2,090 and $2,259
       at March 31, 1999 and December 31, 1998, respectively                             923                 998
     Prepaid expenses and other assets                                                   565               6,121
                                                                               -------------       -------------

       Total assets                                                            $      51,212       $      47,625
                                                                               =============       =============










                                                  - continued -


                                              RANCON REALTY FUND V,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                     Consolidated Balance Sheets - continued
                                       (in thousands, except unit amounts)

                                                                                 March 31,           December 31,
                                                                                    1999                1998
                                                                                (Unaudited)           (Audited)
                                                                               ---------------     ----------------


Liabilities and Partners' Equity (Deficit)
Liabilities:
     Notes payable                                                             $      13,461       $      13,508
     Accounts payable and other liabilities                                              331                 230
     Deferred income                                                                   3,750                  --
                                                                               -------------       -------------
       Total liabilities                                                              17,542              13,738
                                                                               -------------       -------------

Commitments and contingent liabilities (see Note 4)                                       --                  --

Partners' equity (deficit):
     General partners                                                                   (973)               (971)
     Limited partners, 96,442 and 96,444 limited partnership
       units outstanding at March 31, 1999 and December 31,
       1998, respectively                                                             34,643              34,858
                                                                               -------------       -------------
         Total partners' equity                                                       33,670              33,887
                                                                               -------------       -------------

       Total liabilities and partners' equity                                  $      51,212       $      47,625
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


                                    RANCON REALTY FUND V,
                              A CALIFORNIA LIMITED PARTNERSHIP

                            Consolidated Statements of Operations
                (in thousands, except per unit amounts and units outstanding)


                                                                 Three months ended
                                                                      March 31,
                                                           ---------------------------------
                                                                1999               1998
                                                           ---------------     -------------
Revenues:
      Rental income                                        $       1,578       $      1,657
      Interest and other income                                      205                 97
                                                           -------------       ------------
        Total revenues                                             1,783              1,754
                                                           -------------       ------------

Expenses:
      Operating                                                      796                749
      Interest expense                                               318                322
      Depreciation and amortization                                  424                484
      Loss on sale of real estate                                      6                 --
      Expenses associated with undeveloped land                      117                156
      General and administrative                                     299                297
      Proposed dissolution costs                                      39                 22
                                                           -------------       ------------
        Total expenses                                             1,999              2,030
                                                           -------------       ------------

Net loss                                                   $       (216)       $      (276)
                                                           =============       ============

Net loss per limited partnership unit                      $      (2.22)       $     (2.82)
                                                           =============       ============

Weighted average number of limited  partnership units
      outstanding during each period used to compute
      net loss per limited partnership unit                       96,443             96,710
                                                           =============       ============












                       See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 1999
                                 (in thousands)


                                           General      Limited
                                          Partners      Partners      Total
                                         ---------     ---------   ----------

Balance at December 31, 1998             $    (971)    $  34,858   $   33,887

Retirement of limited partnership units         --            (1)          (1)

Net loss                                        (2)         (214)        (216)
                                         ---------     ---------   ----------

Balance at March 31, 1999                $    (973)    $  34,643   $   33,670
                                         =========     =========   ==========
































                 See accompanying notes to financial statements.


                                              RANCON REALTY FUND V,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                      Consolidated Statements of Cash Flows
                                                  (in thousands)


                                                                                     Three months ended
                                                                                         March 31,
                                                                           -------------------------------------
                                                                                1999                    1998
                                                                           ----------------        -------------
Cash flows from operating activities:
     Net loss                                                              $        (216)          $       (276)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating activities:
         Loss on sale of real estate                                                   6                     --
         Depreciation and amortization                                               424                    484
         Amortization of loan fees, included in
           interest expense                                                           14                     13
         Changes in certain assets and liabilities:
           Accounts receivable                                                        25                      8
           Notes receivable                                                           --                     10
           Deferred financing costs and other fees                                     2                    (23)
           Prepaid expenses and other assets                                       5,556                    (67)
           Accounts payable and accrued expenses                                     101                   (161)
                                                                           -------------           ------------

           Net cash provided by (used for) operating activities                    5,912                    (12)
                                                                           -------------           ------------

Cash flows from investing activities:
     Net proceeds from sales of real estate                                        2,121                     --
     Additions to real estate investments                                           (265)                   (45)
     Funds released from pledged cash                                                353                     --
                                                                           -------------           ------------

           Net cash provided by (used for) investing activities                    2,209                    (45)
                                                                           -------------           ------------

Cash flows from financing activities:
     Notes payable principal payments                                                (47)                   (38)
     Retirement of limited partnership units                                          (1)                   (56)
                                                                           --------------          ------------

           Net cash used for financing activities                                    (48)                   (94)
                                                                           --------------          ------------

Net increase (decrease) in cash and cash equivalents                               8,073                   (151)

Cash and cash equivalents at beginning of period                                   3,073                  4,361
                                                                           -------------           ------------

Cash and cash equivalents at end of period                                 $      11,146           $      4,210
                                                                           =============           ============

Supplemental disclosure of cash flow information:
       Cash paid for interest                                              $         305           $         280
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

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

On January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California, to an unaffiliated entity for $7,650,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and matures on March 1, 2000, with an option to extend the maturity date to June 1, 2000. The note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. The sale generated net proceeds of $1,562,000, which were added to cash reserves. Since the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $3,307,000 gain on the sale until collection of the note is assured.

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

Tri-City

The Partnership currently owns the following eight properties in Tri-City Corporate Center:

                Property                     Type                  Square Feet
 -----------------------------  ---------------------------------  -----------
 One Carnegie Plaza             Two, two story office buildings        107,276
 Two Carnegie Plaza             Two story office building               68,956
 Carnegie Business Center II    Two R & D buildings                     50,867
 Santa Fe                       One story office building               36,288
 Lakeside Tower                 Six story office building              112,747
 One Parkside                   Four story office building              70,069
 Bally's Health Club            Health club facility                    25,000
 Outback Steakhouse             Restaurant                               6,500

The Partnership also owns approximately 14 acres of unimproved land in the Tri-City area.

General Matters

The $3,970,000 or 100% decrease in rental property held for sale is due to the January 29, 1999 sale of five distribution center buildings referred to as Rancon Centre Ontario ("RCO Buildings"). The Partnership received net sale proceeds totaling $3,307,000 and took back a $5,715,000 note receivable secured by the RCO Buildings. The note bears interest of 8% per annum and matures on March 1, 2000 with option to extend the maturity date to June 1, 2000. The note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000.

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

Occupancy rates at the Partnership's Tri-City properties as of March 31, 1999 and 1998 were as follows:
                                                      March 31,
                                          --------------------------------
                                               1999                1998
                                          ---------------     ------------

    One Carnegie Plaza                          50%                 57%
    Two Carnegie Plaza                          79%                 82%
    Carnegie Business Center II                 74%                 74%
    Lakeside Tower                              93%                 85%
    Santa Fe                                   100%                100%
    One Parkside                                84%                 66%
    Bally's Health Club                        100%                100%
    Outback Steakhouse                         100%                100%

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                  On January 14, 1999, the Partnership filed a report on Form 8-K reporting under Item 2 thereof the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario and including under Item 7 thereof certain pro forma financial statements with respect thereto. On March 30, 1999, the Partnership filed Amendment No. 1 on Form 8-K/A to such Form 8-K. The Form 8-K/A: (i) amends Item 7 of the Form 8-K to incorporate notes to the pro forma financial statements and amend certain pro forma adjustments; and (ii) restates Items 2 and 7 of the Form 8-K in their entirety.

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


                                   RANCON REALTY FUND V,
                                   a California limited partnership

                                   By    Rancon Financial Corporation
                                         a California corporation,
                                         its General Partner



Date:    June 1, 1999                    By:   /s/  DANIEL L. STEPHENSON
                                               --------------------------
                                               Daniel L. Stephenson, President

Date:    June 1, 1999              By:     /s/  DANIEL L. STEPHENSON
                                          --------------------------
                                          Daniel L. Stephenson, General Partner