Form 10-Q
period 1999-06-30
RANCON REALTY FUND V
filed 1999-08-13
CIK 769131

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                  Yes    X     No

          Total number of units outstanding as of June 30, 1999: 96,442

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                       RANCON REALTY FUND V,
                                  A CALIFORNIA LIMITED PARTNERSHIP

                                    Consolidated Balance Sheets
                                (in thousands, except unit amounts)


                                                                   June 30,          December 31,
                                                                     1999                1998
                                                                 (Unaudited)           (Audited)
                                                                -------------       -------------
Assets
Investments in real estate:
   Rental property, net of accumulated depreciation
     of $17,410 and $16,666 at June 30, 1999 and
     December 31, 1998, respectively                            $      28,675       $      28,572
   Rental property held for sale, net                                      --               3,970
   Land held for development                                            2,704               2,702
   Land held for sale                                                      --                 597
                                                                -------------       -------------
      Total real estate investments                                    31,379              35,841
                                                                -------------       -------------

   Cash and cash equivalents                                           10,500               3,073
   Pledged cash                                                            --                 353
   Accounts receivable                                                  1,239               1,239
   Notes receivable                                                     6,190                  --
   Deferred financing costs and other fees, net of
     accumulated amortization of $2,168 and $2,259
     at June 30, 1999 and December 31, 1998, respectively                 959                 998
   Prepaid expenses and other assets                                      615               6,121
                                                                -------------       -------------

       Total assets                                             $      50,882       $      47,625
                                                                =============       =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                                $      13,413       $      13,508
   Accounts payable and other liabilities                                 282                 230
   Deferred income                                                      3,717                  --
                                                                -------------       -------------
     Total liabilities                                                 17,412              13,738
                                                                -------------       -------------

Commitments and contingent liabilities (see Note 4)                        --                  --

Partners' Equity (Deficit):
   General partners                                                      (975)               (971)
   Limited partners, 96,442 and 96,444 limited
     partnership units outstanding at June 30, 1999
     and December 31, 1998, respectively                               34,445              34,858
                                                                -------------       -------------
     Total partners' equity                                            33,470              33,887
                                                                -------------       -------------

       Total liabilities and partners' equity                   $      50,882       $      47,625
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


                                           RANCON REALTY FUND V,
                                      A CALIFORNIA LIMITED PARTNERSHIP

                                   Consolidated Statements of Operations
                       (in thousands, except per unit amounts and units outstanding)
                                                (Unaudited)


                                                Three months ended                  Six months ended
                                                      June 30,                          June 30,
                                             --------------------------       ---------------------------
                                                1999             1998             1999             1998
                                             ----------      ----------       -----------      ----------
Revenues:
  Rental income                              $    1,486      $    1,578       $     3,064      $    3,235
  Interest and other income                         282              82               487             179
                                             ----------      ----------       -----------      ----------
     Total revenues                               1,768           1,660             3,551           3,414
                                             ----------      ----------       -----------      ----------

Expenses:
  Operating                                         757             784             1,553           1,533
  Interest expense                                  317             321               635             643
  Depreciation and amortization                     444             424               868             908
  Loss on sale of real estate                        --              --                 6              --
  Expenses  associated  with
     undeveloped land                                31             159               148             315
  General and administrative                        304             348               603             645
  Proposed dissolution costs                        115              --               154              22
                                             ----------      ----------       -----------      ----------
     Total expenses                               1,968           2,036             3,967           4,066
                                             ----------      ----------       -----------      ----------

Net loss                                     $     (200)     $     (376)      $      (416)     $     (652)
                                             ==========      ==========       ===========      ==========

Net loss per limited partnership unit        $    (2.05)     $    (3.85)      $     (4.27)     $    (6.67)
                                             ==========      ==========       ===========      ==========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit                   96,442          96,559            96,442          96,635
                                             ==========      ==========       ===========      ==========
















                              See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                            General     Limited
                                           Partners     Partners        Total
                                           --------    ----------    ----------

Balance at December 31, 1998               $   (971)   $   34,858    $   33,887

Retirement of limited partnership units          --            (1)           (1)

Net loss                                         (4)         (412)         (416)
                                           --------    ---------     ----------

Balance at June 30, 1999                   $   (975)   $   34,445    $   33,470
                                           ========    ==========    ==========



































                 See accompanying notes to financial statements.


                                        RANCON REALTY FUND V,
                                  A CALIFORNIA LIMITED PARTNERSHIP

                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (Unaudited)


                                                                              Six months ended
                                                                                  June 30,
                                                                    ------------------------------
                                                                         1999             1998
                                                                    -------------     ------------
Cash flows from operating activities:
    Net loss                                                        $        (416)    $       (652)
    Adjustments to reconcile net loss
      to net cash provided by operating activities:
       Net loss on sale of real estate                                          6               --
       Depreciation and amortization                                          868              908
       Amortization of loan fees, included in
          interest expense                                                     27               27
       Changes in certain assets and liabilities:
         Accounts receivable                                                   --               39
         Notes receivable                                                      --               22
         Deferred financing costs and other fees                             (112)             (60)
         Prepaid expenses and other assets                                  5,506              (97)
         Accounts payable and other liabilities                                52             (309)
                                                                    -------------     ------------

         Net cash provided by (used for) operating activities               5,931             (122)
                                                                    -------------     ------------

Cash flows from investing activities:
    Net proceeds from sales of land                                         2,088               --
    Additions to real estate investments                                     (849)              --
    Funds released from pledged cash                                          353              (89)
                                                                    -------------     ------------

         Net cash provided by (used for) investing activities               1,592              (89)
                                                                    -------------     ------------

Cash flows from financing activities:
    Notes payable principal payments                                          (95)             (86)
    Retirement of limited partnership units                                    (1)             (86)
                                                                    --------------    ------------

         Net cash used for financing activities                               (96)            (172)
                                                                    --------------    ------------

Net increase (decrease) in cash and cash equivalents                        7,427             (383)

Cash and cash equivalents at beginning of period                            3,073            4,361
                                                                    -------------     ------------

Cash and cash equivalents at end of period                          $      10,500     $      3,978
                                                                    =============     ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                         $         609     $        617
                                                                    =============     ============




                           See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of June 30, 1999 and December 31, 1998, and the related consolidated statements of operations and cash flows for the six months ended June 30, 1999 and 1998.

Asset Sale and Dissolution Proposal - The General Partner is currently seeking the Limited Partners' consent to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership ("Dissolution"). A Consent Solicitation Statement was sent to the Limited Partners on July 6, 1999, detailing the Asset Sale and Dissolution Proposal (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of
1999). Assuming the Asset Sale and Dissolution Proposal is approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's properties within approximately six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). The GLB Matching Right applies to the Partnership's properties. GLB is not an affiliate of the Partnership.

If the Limited Partners consent to the Asset Sale and Dissolution Proposal, the General Partner currently intends to offer the Partnership's properties for sale by soliciting bids from various potential purchasers.

If the Asset Sale and Dissolution Proposal is not approved by the Limited Partners, the General Partner currently intends to continue to manage the Partnership and its properties and will continue to entertain and consider indications of interest from third parties to acquire all or a portion of the properties. The Partnership will continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Allocation of Net Income and Net Loss - Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net losses from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the general partners. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their limited partnership units ("Units"), and thereafter will be allocated in proportion to their Units. If a partner's capital account is reduced to zero, additional net losses will be allocated entirely to those partners with positive capital balances until such balances are reduced to zero. In no event shall the general partners be allocated less than 1% of the net losses for any period.

Net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the limited partner's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 6% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income other than net income from operations for any period.

Management Agreement - Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


sale of assets ($759,000 in 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting - The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

The consent of the Limited Partners to the proposal to sell all of the Partnership's properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the partners upon liquidation will be estimated.

Consolidation - In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,268,000 at June 30, 1999, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 2.      REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS

These unaudited consolidated financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris-Ethanac land) located in Perris, Riverside County, California, to an unaffiliated entity for $502,200. The Partnership realized a $6,000 loss on the sale which is reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1999. The sale generated net proceeds of $446,000, which were added to the Partnership's cash reserves.

On January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California, to an unaffiliated entity for $7,650,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and matures on March 1, 2000, with an option to extend the maturity date to June 1, 2000. The note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. The sale proceeds totaling $1,529,000 were net of selling costs and expenses incurred through June 30, 1999, and were added to the Partnership's cash reserves. Since the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $3,274,000 gain on the sale until collection of the note is assured. As of June 30, 1999, the Partnership recognized interest income totaling $193,000 from the RCO Note which is included in interest and other income in the accompanying consolidated statement of operations for the six months ended June 30, 1999.

Also on January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California, to an unaffiliated entity for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo
Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and matures on November 15, 1999. The sale generated net proceeds of $113,000, which were added to the Partnership's cash reserves. Since the sale of the Perris-Nuevo land included a $475,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $443,000 gain on the sale until collection of the note is assured. As of June 30, 1999, the Partnership recognized interest income totaling $12,000 from the Nuevo Note which is included in interest and other income in the accompanying consolidated statement of operations for the six months ended June 30, 1999.

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $102,000 at June 30, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

Note 5.      NOTES PAYABLE

The following notes payable were outstanding as of June 30, 1999 and December 31, 1998 (in thousands):

                                                                            1999             1998
                                                                        ----------       ----------
Note  payable  with a lender with a 9.39% fixed rate of interest, monthly  principal  and  interest  payments  (based  on a 25-year amortization)  of $83 and a maturity date of August 1, 2006.  The loan is secured by first  deeds of trust on Lakeside  Tower,  One
Parkside and Two Carnegie Plaza.                                        $    9,268       $    9,330

Note  payable with a lender with an 8.25% fixed rate of interest, monthly  principal  and  interest  payments  (based  on a 25-year amortization) of $34 and a maturity date of December 1, 2001. The
loan is  secured by first  deed of trust on One  Carnegie Plaza.             4,145            4,178
                                                                        ----------       ----------
Total notes payable                                                     $   13,413       $   13,508
                                                                        ==========       ==========

Note 6.      DEFERRED INCOME

The Partnership's deferred income of $3,717,000 as of June 30, 1999, consists of the deferred gains on the sales of Rancon Centre Ontario and the Perris-Nuevo land.

Note 7.      PROPOSED DISSOLUTION COSTS

The General Partner is currently seeking the Limited Partners' consent to the Asset Sale and Dissolution Proposal (see Note 1 above). Costs totaling $154,000 and $22,000 related to the proposal have been incurred and are reflected in the accompanying consolidated statements of operations for the six months ended June 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had cash of $10,500,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,379,000 at June 30, 1999, which includes $28,675,000 in rental properties and $2,704,000 of land held for development.

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of the Notes to Consolidated Financial Statements, the General Partner is currently seeking the Limited Partners' consent to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership ("Dissolution"). A Consent Solicitation Statement was sent to the Limited Partners on July 6, 1999, detailing the Asset Sale and Dissolution Proposal (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999). Assuming the Asset Sale and Dissolution Proposal is approved by the Limited Partners, the General Partner currently intends to sell all of the Partnership's properties within six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). The GLB Matching Right applies to the Partnership's properties. GLB is not an affiliate of the Partnership.

If the Limited Partners consent to the Asset Sale and Dissolution Proposal, the General Partner currently intends to offer the Partnership's properties for sale by soliciting bids from various potential purchasers.

If the Asset Sale and Dissolution Proposal is not approved by the Limited Partners, the General Partner currently intends to continue to manage the Partnership and its properties and will continue to entertain and consider indications of interest from third parties to acquire all or a portion of the properties. The Partnership will continue to operate the properties and attempt to sell such properties in single or multiple sales and develop properties it believes are developable and would improve its return on investment.

Assuming consummation of the Asset Sale and Dissolution, prior to completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends to, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from sale of the properties. The General Partner will not receive any of the net proceeds from sale of the properties or upon dissolution with respect to its general partnership interests. The General Partner also intends to distribute in 1999 the net proceeds of certain sales of Partnership properties which occurred in December 1998 and January 1999 (see "General Matters" below).

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be approved by the Limited Partners, or if and when the properties will be sold, the proceeds distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income from certificates of deposit and note receivables, and other deposits of funds invested temporarily. Cash generated from property sales are generally added to the Partnership's cash reserves, pending use in the development of properties, or are distributed to the partners.

The majority of the Partnership's assets are located in the Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. Tri-City's office space market continues to improve despite business mergers and recent completion of new buildings within the neighboring area. Tri-City's industrial space market appears to be improving due to the demand for space for both warehouse and distribution facilities. Management currently believes that the overall real estate market in the Inland Empire will remain strong through 1999, with conditions beyond such time being less predictable.

Tri-City

The Partnership's properties consist of approximately 14 acres of unimproved land and approximately 478,000 square feet of improved properties. The Partnership's improved properties in the Tri-City Corporate Centre are as follows:

        Property                           Type                     Square Feet
 ---------------------------     -------------------------------    -----------
 One Carnegie Plaza              Two, two-story office buildings        107,276
 Two Carnegie Plaza              Two-story office building               68,956
 Carnegie Business Center II     Two R & D buildings                     50,867
 Santa Fe                        One-story office building               36,288
 Lakeside Tower                  Six-story office building              112,747
 One Parkside                    Four-story office building              70,069
 Bally's Health Club             Health club facility                    25,000
 Outback Steakhouse              Restaurant                               6,500

General Matters

The $3,970,000 or 100% decrease in rental property held for sale at June 30, 1999 compared to December 31, 1998 is due to the January 29, 1999 sale of five distribution center buildings referred to as Rancon Centre Ontario ("RCO Buildings"). The Partnership received net sale proceeds totaling $3,274,000 and took back a $5,715,000 note receivable ("RCO Note") secured by the RCO Buildings. See terms of the RCO Note below.

The $597,000 or 100% decrease in land held for sale at June 30, 1999 compared to December 31, 1998 is due to the January 1999 sales of the Perris-Ethanac land and the Perris-Nuevo land. The Partnership received net sale proceeds totaling $559,000 and took back a $475,000 note receivable ("Nuevo Note") secured by the Perris-Nuevo land. See terms of the Nuevo Note below.

The $353,000 or 100 % decrease in pledged cash at June 30, 1999 compared to December 31, 1998 is due to the release of the collateral for subdivision improvement bonds related to the Perris-Nuevo land. The cash collateral was released to the Partnership upon the sale of the Perris-Nuevo land in January 1999.

The $6,190,000 or 100% increase in notes receivable at June 30, 1999 compared to December 31, 1998 is due to the Partnership's receipt of the RCO Note and the Nuevo Note as part of the terms of the sales of the RCO Buildings and the Perris-Nuevo land. The RCO Note bears interest of 8% per annum and matures on March 1, 2000 with an option to extend the maturity date to June 1, 2000. The RCO Note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. The Nuevo Note bears interest at 6% per annum and is due on November 15, 1999.

The $5,506,000 or 90% decrease in prepaid expenses and other assets at June 30, 1999 compared to December 31, 1998 is primarily due to the receipt of the net sale proceeds related to the 38.5 acres of unimproved land at Rancon Centre Ontario ("Ontario land"). The Ontario land was sold on December 31, 1998 and the sale proceeds were held in an escrow account (included in other assets at December 31, 1998) until January 1999.

The $13,413,000 notes payable at June 30, 1999 consist of two secured loans encumbering properties with an aggregate net book value of approximately $21,789,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes payable require monthly principal and interest payments, and bear fixed interest rates of 8.25% and 9.39%.

The $3,717,000 deferred income at June 30, 1999 consists of the deferred gain on sales of the RCO Buildings and the Perris-Nuevo land.

Management believes that the Partnership's cash balance at June 30, 1999, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the foregoing and the current plan to potentially sell all of the Partnership's properties and liquidate the Partnership, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.


RESULTS OF OPERATIONS


Revenues

Rental income decreased $171,000 or 5% and $92,000 or 6% during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, as a result of the loss of rental income due to the sale of the RCO Buildings and the decrease in occupancy at Carnegie Business Center II and Two Carnegie Plaza. This decrease in rental revenue was slightly offset by the increased occupancy at One Carnegie Plaza, Lakeside Tower and One Parkside.

Occupancy rates at the Tri-City properties as of June 30, 1999 and 1998 were as follows:
                                                       June 30,
                                            ---------------------------
                                              1999                1998
                                            -------              ------
    One Carnegie Plaza                          58%                 48%
    Two Carnegie Plaza                          79%                 82%
    Carnegie Business Center II                 59%                 72%
    Lakeside Tower                              96%                 84%
    Santa Fe                                   100%                100%
    One Parkside                               100%                 66%
    Bally's Health Club                        100%                100%
    Outback Steakhouse                         100%                100%

As of June 30, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; (iv) Holiday Spa Health Club with a lease through December 2010; and (v) New York Life with a lease through May 2004. These five tenants, in the aggregate, occupied approximately 140,000 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 32% of the total rental income of the Partnership during the second quarter of 1999.

The 10% increase in occupancy from June 30, 1998 to June 30, 1999 at One Carnegie Plaza is attributed to leasing of 16,211 square feet of space to one tenant and the expansion of two tenants to an aggregate 2,539 square feet of space. Slightly offsetting these increases in occupancy was the relocation of a 13,855 square foot tenant to 6,220 square feet of space due to the tenant's need to downsize. Management is currently in negotiations with a prospective tenant to lease a 4,000 square feet suite and is marketing the other vacant space to potential tenants.

The 3% decrease in occupancy from June 30, 1998 to June 30, 1999 at Two Carnegie Plaza is a result of a 1,968 square foot tenant vacating its space upon its lease expiration of January 1999. Management has executed a five year lease (commencing September 1999) for this space, expanded an existing tenant by 2,200 square feet and is currently negotiating lease renewals for three tenants occupying a total of 6,700 square feet of space.

The 13% decrease in occupancy from June 30, 1998 to June 30, 1999 at Carnegie Business Center II is attributed to two tenants, occupying 6,575 square feet of space in the aggregate, vacating their space upon their respective lease expirations, and the relocation of an 18,840 square foot tenant to a 13,381 square feet suite. Slightly offsetting these decreases in occupancy was the leasing of an aggregate of 5,784 square feet of space to two new tenants. Management is marketing the other vacant space for lease.

The 12% increase in occupancy from June 30, 1998 to June 30, 1999 at Lakeside Tower is attributed to the leasing of 14,950 square feet of space to five new tenants.

The 34% increase in occupancy from June 30, 1998 to June 30, 1999 at One Parkside is attributed to the expansion of three tenants by 20,395 square feet and the leasing of 3,500 square feet of space to a new tenant.

Interest and other income increased $308,000 or 172% and $200,000 or 244% during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due to: (i) the increase in interest income on the higher average invested cash balance resulting from the recent sales of real estate; and (ii) the interest income from the promissory notes related to the recent sales of real estate.

Expenses

Operating expenses increased $20,000 or 1% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to: (i) the increased occupancy at One Carnegie Plaza, Lakeside Tower and One Parkside; (ii) the payment of tax appeal fees in February 1999; and (iii) the recognition of prior year bad debt in the first quarter of 1999 as a result of failed collection efforts from a tenant who vacated its space upon lease expiration. Partially offsetting these increases in operating expenses was the elimination of operating expenses as a result of the sale of the RCO Buildings. Operating expenses decreased $27,000 or 3% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to the elimination of operating expenses as a result of the January 1999 sale of the RCO Buildings.

Depreciation and amortization decreased $40,000 or 4% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to the elimination of depreciation and amortization associated with the RCO Buildings. Offsetting this decrease was the increase from the depreciation of additions to rental properties. Depreciation and amortization increased $20,000 or 5% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to the depreciation of additions to rental properties.

The loss on sale of real estate of $6,000 for the six months ended June 30, 1999 resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land decreased $167,000 or 53% and $128,000 or 81% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, due to the reduction of property taxes as a result of the recent land sales and the receipt of real estate tax refunds in the second quarter of 1999.

General and administrative expenses decreased $42,000 or 7% and $44,000 or 13% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, primarily due to a decrease in asset management fees resulting from the sale of the RCO Buildings.

The proposed dissolution costs of $154,000 and $22,000 during the six and three months ended June 30, 1999 and 1998, respectively, represent charges for work performed and expenses incurred while exploring the possibilities of having the Partnership sell all of its properties and liquidate thereafter, and costs relating to the preparation of preliminary proxy materials in the quarter ended June 30, 1999.

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

Incorporated herein by reference to Note 1 of the Notes to Consolidated Financial Statements.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  (27)  Financial Data Schedule

                  (b)  Reports on Form 8-K (incorporated herein by reference):

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


                              RANCON REALTY FUND V,
                              a California limited partnership

                              By      Rancon Financial Corporation
                                       a California corporation,
                                       its General Partner



Date:    August 13, 1999               By:      /s/  DANIEL L. STEPHENSON
                                                --------------------------
                                                Daniel L. Stephenson, President

Date:    August 13, 1999      By:     /s/  DANIEL L. STEPHENSON
                                      --------------------------
                                      Daniel L. Stephenson, General Partner