Form 10-Q
period 1999-09-30
RANCON REALTY FUND V
filed 1999-11-15
CIK 769131

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                                 Yes    X     No

       Total number of units outstanding as of September 30, 1999: 96,412

PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements

                                       RANCON REALTY FUND V,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                                    Consolidated Balance Sheets
                                (in thousands, except unit amounts)


                                                                  September 30,    December 31,
                                                                       1999            1998
                                                                   (Unaudited)      (Audited)
                                                                 --------------    -------------
Assets
Investments in real estate:
   Rental property, net of accumulated depreciation
     of $17,807 and $16,666 at September 30, 1999
     and December 31, 1998, respectively                         $      28,630     $      28,572
   Rental property held for sale, net                                       --             3,970
   Land held for development                                             2,712             2,702
   Land held for sale                                                       --               597
                                                                 -------------     -------------
      Total real estate investments                                     31,342            35,841
                                                                 -------------     -------------

   Cash and cash equivalents                                            10,248             3,073
   Pledged cash                                                             --               353
   Accounts receivable                                                   1,325             1,239
   Notes receivable                                                      6,190                --
   Deferred  financing costs and other fees, net of
     accumulated  amortization of $2,256 and $2,259 at
     September 30, 1999 and December 31, 1998, respectively                974               998
   Prepaid expenses and other assets                                       760             6,121
                                                                 -------------     -------------

       Total assets                                              $      50,839     $      47,625
                                                                 =============     =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                                 $      13,365     $      13,508
   Accounts payable and other liabilities                                  519               230
   Deferred income                                                       3,717                --
                                                                 -------------     -------------
     Total liabilities                                                  17,601            13,738
                                                                 -------------     -------------

Commitments and contingent liabilities (see Note 4)                         --                --

Partners' Equity (Deficit):
   General partners                                                       (977)             (971)
   Limited partners, 96,412 and 96,444 limited
     partnership units outstanding at September 30,
     1999 and December 31, 1998, respectively                           34,215            34,858
                                                                 -------------     -------------
     Total partners' equity                                             33,238            33,887
                                                                 -------------     -------------

       Total liabilities and partners' equity                    $      50,839     $      47,625
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


                                         RANCON REALTY FUND V,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                 Consolidated Statements of Operations
                     (in thousands, except per unit amounts and units outstanding)
                                              (Unaudited)


                                               Three months ended             Nine months ended
                                                  September 30,                 September 30,
                                           --------------------------    ---------------------------
                                              1999            1998          1999              1998
                                           ----------      ----------    -----------      ----------
Revenues:
  Rental income                            $    1,643      $    1,602    $     4,707      $    4,837
  Interest and other income                       273              81            760             260
                                           ----------      ----------    -----------      ----------
    Total revenues                              1,916           1,683          5,467           5,097
                                           ----------      ----------    -----------      ----------

Expenses:
  Operating                                       810             807          2,363           2,340
  Interest expense                                316             320            951             963
  Depreciation and amortization                   470             423          1,338           1,331
  Loss on sale of real estate                      --              --              6              --
  Expenses  associated  with
    undeveloped land                               95             113            243             428
  General and administrative                      298             296            901             941
  Proposed dissolution costs                      148              47            302              69
                                           ----------      ----------    -----------      ----------
    Total expenses                              2,137           2,006          6,104           6,072
                                           ----------      ----------    -----------      ----------

Net loss                                   $     (221)     $     (323)   $      (637)     $     (975)
                                           ==========      ==========    ===========      ==========

Net loss per limited partnership unit      $    (2.27)     $    (3.32)   $     (6.54)     $    (9.99)
                                           ==========      ==========    ===========      ==========

Weighted average number of limited
  partnership units outstanding during
  each period used to compute net loss
  per limited partnership unit                 96,441          96,478         96,442          96,582
                                           ==========      ==========    ===========      ==========
















                            See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                            General      Limited
                                           Partners      Partners        Total
                                          ----------   ----------    -----------

Balance at December 31, 1998              $     (971)  $   34,858    $   33,887

Retirement of limited partnership units           --          (12)          (12)

Net loss                                          (6)        (631)         (637)
                                          ----------   ----------    -----------

Balance at September 30, 1999             $     (977)  $   34,215    $   33,238
                                          ==========   ==========    ==========



































                 See accompanying notes to financial statements.


                                         RANCON REALTY FUND V,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                 Consolidated Statements of Cash Flows
                                            (in thousands)
                                              (Unaudited)


                                                                             Nine months ended
                                                                               September 30,
                                                                     -------------------------------
                                                                          1999              1998
                                                                     -------------      ------------
Cash flows from operating activities:
    Net loss                                                         $        (637)     $       (975)
    Adjustments to reconcile net loss
      to net cash provided by operating activities:
       Net loss on sale of real estate                                           6                --
       Depreciation and amortization                                         1,338             1,331
       Amortization of loan fees, included in
          interest expense                                                      40                40
       Changes in certain assets and liabilities:
         Accounts receivable                                                   (86)               19
         Notes receivable                                                       --                33
         Deferred financing costs and other fees                              (213)             (119)
         Prepaid expenses and other assets                                   5,361               (85)
         Accounts payable and other liabilities                                289                16
                                                                     -------------      ------------

         Net cash provided by operating activities                           6,098               260
                                                                     -------------      ------------

Cash flows from investing activities:
    Net proceeds from sales of real estate                                   2,088                --
    Additions to real estate investments                                    (1,209)             (321)
    Funds released from pledged cash                                           353                --
                                                                     -------------      ------------

         Net cash provided by (used for) investing activities                1,232              (321)
                                                                     -------------      ------------

Cash flows from financing activities:
    Notes payable principal payments                                          (143)             (131)
    Retirement of limited partnershipunits                                     (12)             (104)
                                                                    --------------      ------------

         Net cash used for financing activities                               (155)             (235)
                                                                    --------------      ------------

Net increase (decrease) in cash and cash equivalents                         7,175              (296)

Cash and cash equivalents at beginning of period                             3,073             4,361
                                                                     -------------      ------------

Cash and cash equivalents at end of period                           $      10,248      $      4,065
                                                                     =============      ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                          $         911      $        924
                                                                     =============      ============




                            See accompanying notes to financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 1.     THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of September 30, 1999 and December 31, 1998, and the related consolidated statements of operations and cash flows for the nine months ended September 30, 1999 and 1998.

Asset Sale and  Dissolution  Proposal - A Consent  Solicitation  Statement  (the
"Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution"). The General Partner currently intends to sell all of the Partnership's properties within approximately six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

As of August 25, 1999, the expiration of the voting period, 96,442 limited partnership units ("Units") were outstanding. Of the total Units outstanding, 76,475 Unitholders, or 79%, have voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with 67,498 Unitholders, or 88%, of the Units Voted in favor, 7,271 Unitholders, or 10%, against and 1,706 Unitholders, or 2%, abstaining. During the third quarter of 1999, a total of 32 Units were repurchased as a result of a Unitholder's request for the Partnership to take over such Units. As of September 30, 1999, there were 96,412 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner is currently assessing all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner currently intends to close the bidding process by the end of November 1999.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

Prior to the completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from the sale of the properties. The General Partner will not receive any of the net proceeds from the sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. The General Partner also intends to distribute in 1999 the net proceeds of certain sales of Partnership properties which occurred in December 1998 and January 1999. See Note 3 below for further details.

Allocation of Net Income and Net Loss - Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net losses from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the general partners. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


proportion to their Units. If a partner's capital account is reduced to zero, additional net losses will be allocated entirely to those partners with positive capital balances until such balances are reduced to zero. In no event shall the general partners be allocated less than 1% of all net losses for any period.

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

                               September 30, 1999
                                   (Unaudited)


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

When the sale price and timing of the last property disposal is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the Limited Partners upon liquidation will be estimated.

Consolidation - In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,236,000 at September 30, 1999, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 3.     SALES OF REAL ESTATE

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris-Ethanac land) located in Perris, Riverside County, California, to an unaffiliated entity for $502,200. The Partnership realized a $6,000 loss on the sale which is reflected in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1999. The sale generated net proceeds of $446,000, which were added to the Partnership's cash reserves, pending distribution to the Limited Partners.

On January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California, to an unaffiliated entity for $7,650,000. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and matures on March 1, 2000, with an option to extend the maturity date to June 1, 2000. The note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. The sale proceeds totaling $1,529,000 were net of selling costs and expenses incurred through September 30, 1999, and were added to the Partnership's cash reserves, pending distribution to the Limited Partners. Since the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $3,274,000 gain on the sale until collection of the note is assured. As of September 30, 1999, the Partnership recognized interest income totaling $309,000 from the RCO Note which is included in interest and other income in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1999.

Also on January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California, to an unaffiliated entity for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo
Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and matures on November 15, 1999. The sale generated net proceeds of $113,000, which were added to the Partnership's cash reserves, pending distribution to the Limited Partners. Since the sale of the Perris-Nuevo land included a $475,000 loan from the Partnership to the buyer, the Partnership will defer recognition of the $443,000 gain on the sale until collection of the note is assured. As of September 30, 1999, the Partnership recognized interest income totaling $19,000 from the Nuevo Note which is included in interest and other income in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1999.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 4.     COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $102,000 at September 30, 1999 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

Note 5.     NOTES PAYABLE

The following notes payable were outstanding as of September 30, 1999 and December 31, 1998 (in thousands):

                                                                                        1999        1998
                                                                                     ---------    --------
Note payable with a 9.39% fixed rate of interest, monthly principal and interest payments (based on a 25-year amortization) of $83 and a maturity date of
August 1, 2006. The loan is secured by first deeds of trust on Lakeside
Tower, One Parkside and Two Carnegie Plaza.                                          $   9,236    $  9,330

Note payable with an 8.25% fixed rate of interest,  monthly principal and interest payments (based on a 25-year amortization) of $34 and a maturity date of December 1, 2001. The loan is secured by a first deed of trust on One
Carnegie Plaza.                                                                          4,129       4,178
                                                                                     ---------    --------

       Total notes payable                                                           $  13,365    $ 13,508
                                                                                     =========    ========

Note 6.     DEFERRED INCOME

The Partnership's deferred income of $3,717,000 as of September 30, 1999 consists of the deferred gains on sale of Rancon Centre Ontario and the Perris-Nuevo land.

Note 7.     PROPOSED DISSOLUTION COSTS

Costs totaling $302,000 and $69,000, related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), have been incurred and are reflected in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 1999 and 1998, respectively. These costs include expenses incurred for the preparation of the preliminary proxy materials and charges for work performed by independent appraisers and other consultants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Partnership's financial condition at September 30, 1999 and its result of operations for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Partnership's December 31, 1998 audited consolidated financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At  September  30,  1999,  the  Partnership   had  cash  of   $10,248,000.   The
Partnership's improved cash position at September 30, 1999, compared to December 31, 1998, is largely due to the net proceeds from recent sales of real estate.

The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,342,000 at September 30, 1999, which includes $28,630,000 in rental properties and $2,712,000 of land held for development. The Partnership's primary liabilities include notes payable, totaling approximately $13,365,000 at September 30, 1999, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $21,805,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear interest rates of 8.25% and 9.39%.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income from invested cash balances. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in the development of properties or distribution to the partners.

Management believes that the Partnership's cash balance at September 30, 1999, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the current plan to potentially sell all of the Partnership's properties and liquidate the Partnership (as discussed below), the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the nine months ended September 30, 1999, the Partnership's cash provided by operating activities totaled $6,098,000.

The $5,361,000, or 87%, decrease in prepaid expenses and other assets at September 30, 1999, compared to December 31, 1998, is primarily due to the receipt of the net sale proceeds related to the 38.5 acres of unimproved land at Rancon Centre Ontario ("Ontario land"). The Ontario land was sold on December 31, 1998 and the sale proceeds were held in an escrow account (included in other assets at December 31, 1998) until January 1999.

Investing Activities

During the nine months ended September 30, 1999, the Partnership's cash provided by investing activities totaled $1,232,000, which includes $2,088,000 of net cash proceeds from sales of real estate, $1,209,000 of cash used for additions to real estate and $353,000 of cash from released collateral.

The Partnership received net sale proceeds totaling $1,529,000 from the January 1999 sale of five distribution center buildings referred to as Rancon Centre Ontario ("RCO Buildings"). The Partnership also took back a $5,715,000 note receivable ("RCO Note") secured by the RCO Buildings. See terms of the RCO Note below. The $3,970,000, or 100%, decrease in rental property held for sale at September 30, 1999, compared to December 31, 1998, is primarily due to this sale.

The Partnership received net sales proceeds totaling $559,000 from the January 1999 sales of the Perris-Ethanac land and the Perris-Nuevo land. The Partnership also took back a $475,000 note receivable ("Nuevo Note") secured by the Perris-Nuevo land. See terms of the Nuevo Note below. The $597,000, or 100%, decrease in land held for sale at September 30, 1999, compared to December 31, 1998, is due to the sales of these properties.

The  Partnership  invested  approximately   $1,199,000  and  $10,000  in  rental
properties  and  in  land  held  for  development,   respectively,   by  way  of
improvements.

The Partnership added $353,000 to its cash reserves due to the release of the collateral for subdivision improvement bonds upon the sale of the Perris-Nuevo land in January 1999.

The $6,190,000, or 100%, increase in notes receivable at September 30, 1999, compared to December 31, 1998, is due to the Partnership's receipt of the RCO Note and the Nuevo Note as part of the terms of the sales of the RCO Buildings and the Perris-Nuevo land. The RCO Note bears interest of 8% per annum and matures on March 1, 2000 with an option to extend the maturity date to June 1, 2000. The RCO Note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. The Nuevo Note bears interest at 6% per annum and is due on November 15, 1999. As of the date of this filing, all payments on the RCO Note and the Nuevo Note are current.

The $3,717,000 deferred income at September 30, 1999 consists of the deferred gains on sale of the RCO Buildings and the Perris-Nuevo land. The Partnership will defer recognition of the gains until the collection of the RCO Note and Nuevo Note is assured.

Financing Activities

During the nine months ended September 30, 1999, the Partnership made a total of $143,000 in principal payments on its two notes payable.

During the nine months ended September 30, 1999, a total of 32 limited partnership units ("Units") were redeemed for approximately $12,000.

Asset Sale and Dissolution Proposal

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. As discussed in
Note 1 of the Notes to Consolidated Financial Statements, A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution"). The General Partner currently intends to sell all of the Partnership's properties within approximately six months after consent has been obtained, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least early 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

As of August 25, 1999, the expiration of the voting period, 96,442 Units were outstanding. Of the total Units outstanding, 76,475 Unitholders, or 79%, have voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with 67,498 Unitholders, or 88%, of the Units Voted in favor, 7,271 Unitholders, or 10%, against and 1,706 Unitholders, or 2%, abstaining. During the third quarter of 1999, a total of 32 Units were repurchased as a result of a Unitholder's request for the Partnership to take over such Units. As of September 30, 1999, there were 96,412 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner is currently assessing all offers on the properties in an effort to achieve the highest possible sales price and return value for the properties. The General Partner currently intends to close the bidding process by the end of November 1999.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement, which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

Prior to completion of the sale of all of the Partnership's properties and the receipt in cash of the proceeds thereof, the General Partner currently intends, but is not obligated, to make interim distributions to the Limited Partners, from time to time, of all or a portion of the net proceeds from sale of the properties. The General Partner will not receive any of the net proceeds from sale of the properties or upon dissolution of the Partnership with respect to its general partnership interests. The General Partner also intends to distribute in 1999 the net proceeds from the sale of Perris-Ethanac, Perris-Nuevo and the RCO Buildings.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimates of sales proceeds and future distributions resulting from the Asset Sale, estimates of the timing of the sale of the properties, the dissolution of the Partnership and the distribution of sales proceeds. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that the Asset Sale and Dissolution Proposal will be consummated, or if and when the properties will be sold, the proceeds distributed, and the Partnership liquidated. The timing of any sale of the Partnership's properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

Tri-City

The majority of the Partnership's assets are located in the Tri-City Corporate Centre, in San Bernardino, California. Tri-City is in the heart of the Inland Empire, a submarket of Southern California and is the most densely populated area of San Bernardino and Riverside counties. As a result of Inland Empire's increasing population and job growth, Tri-City's office space and retail space market continues to improve and attract new tenants. Management believes that Tri-City's industrial space market should improve due to the demand for space for both warehouse and distribution facilities. Management also believes that the overall real estate market in the Inland Empire will remain strong through 1999, with conditions beyond such time being less predictable.

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

RESULTS OF OPERATIONS

Revenues

Rental income decreased $130,000, or 3%, during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily as a result of the loss of rental income due to the sale of the RCO Buildings. Rental income increased $41,000, or 3%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due to the increased occupancy at One Carnegie Plaza, Two Carnegie Plaza, Lakeside Tower, and One Parkside.

Occupancy rates at the Tri-City properties as of September 30, 1999 and 1998 were as follows:
                                                       September 30,
                                              ------------------------------
                                                   1999                1998
                                              ---------------     ----------
       One Carnegie Plaza                           64%                 47%
       Two Carnegie Plaza                           84%                 82%
       Carnegie Business Center II                  70%                 83%
       Lakeside Tower                               97%                 85%
       Santa Fe                                    100%                100%
       One Parkside                                100%                 79%
       Bally's Health Club                         100%                100%
       Outback Steakhouse                          100%                100%

As of September 30, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; (iv) Holiday Spa Health Club with a lease through December 2010; and (v) New York Life with a lease through May 2004. These five tenants, in the aggregate, occupied approximately 140,000 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 31% of the total rental income of the Partnership during the third quarter of 1999.

The 17 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at One Carnegie Plaza is attributed to leasing of 28,171 square feet of previously vacant space to three tenants and the expansion of two tenants to an aggregate 2,539 square feet of space. Slightly offsetting these increases in occupancy was a decrease due to the relocation of a 13,855 square foot tenant to 6,220 square feet of space due to the tenant's need to downsize. Management is currently in negotiations with two prospective tenants to lease a total of approximately 28,000 square feet of space and is negotiating lease renewal with an existing tenant occupying 1,149 square feet of space.

The 2 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Two Carnegie Plaza is attributed to leasing of 4,191 square feet of previously vacant space to two tenants. Slightly offsetting this increase in occupancy was a decrease due to a 1,968 square foot tenant moving out upon its lease expiration in January 1999. Management is currently negotiating lease renewals with two existing tenants occupying a total of 7,024 square feet of space and is negotiating a lease expansion with an existing tenant for 1,084 square feet of space.

The 13 percentage point decrease in occupancy from September 30, 1998 to September 30, 1999 at Carnegie Business Center II is attributed to two tenants, occupying 6,575 square feet of space in the aggregate, vacating their space upon their respective lease expirations, and the relocation of an 18,840 square foot tenant to a 13,381 square foot suite. Slightly offsetting these decreases in occupancy was an increase due to the leasing of an aggregate of 5,784 square feet of previously vacant space to two new tenants. Management is currently in negotiations with a prospective tenant to lease a 2,680 square foot suite and is negotiating lease renewal with an existing tenant occupying 4,183 square feet of space.

The 12 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Lakeside Tower is attributed to the leasing of 14,950 square feet of previously vacant space to five new tenants.

The 21 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at One Parkside is attributed to the expansion of two tenants to an aggregate 18,535 square feet of space and the leasing of approximately 3,500 square feet of previously vacant space to a new tenant.

Interest and other income increased $500,000, or 192%, and $192,000, or 237%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, due to: (i) the higher average invested cash balance resulting from the recent sales of real estate; and (ii) interest income from the promissory notes related to the recent sales of real estate.

Expenses

Operating expenses remained consistent during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998.

Interest expense remained consistent during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998.

Depreciation and amortization remained consistent during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Depreciation and amortization increased $47,000, or 11%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due to depreciation of additions to rental properties.

The loss on sale of real estate of $6,000 for the nine months ended September 30, 1999 resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land decreased $185,000, or 43%, and $18,000, or 16%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, primarily due to the reduction of property taxes as a result of the recent land sales.

General and administrative expenses decreased $40,000, or 4%, and $2,000, or less than 1%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, primarily due to a decrease in asset management fees resulting from the sale of the RCO Buildings.

The proposed dissolution costs of $302,000 and $69,000 during the nine and three months ended September 30, 1999 and 1998, respectively, represent charges for work performed and expenses incurred relating to the Solicitation and the Asset Sale and Dissolution Proposal.

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems have been necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough completed an identification of IT Systems, including hardware components that were not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough completed a testing program during 1999. In addition, the

Partnership has communicated with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that were not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has been completed and tested. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership has not incurred Year 2000 compliance costs that have had a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems have been paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

Contingency Plans. The Partnership has developed a contingency plan for all operations which addresses the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, recognizes material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns.

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


                                   RANCON REALTY FUND V,
                                   a California limited partnership

                                   By:      Rancon Financial Corporation
                                            a California corporation,
                                            its General Partner



Date:    November 15, 1999                  By:   /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                                 Daniel L. Stephenson, President

Date:    November 15, 1999         By:      /s/  DANIEL L. STEPHENSON
                                          --------------------------
                                          Daniel L. Stephenson, General Partner