Form 10-K
period 1999-12-31
RANCON REALTY FUND V
filed 2000-03-31
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
                      For the year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                     For the transition period from____ to_____

                         Commission file number: 0-16467

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                 33-0098488
      --------------------------------                  --------------
             (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)            Identification No.)

         400 South El Camino Real, Suite 1100               94402-1708
                                                          ------------
                 San Mateo, California                      (Zip Code)
                 ---------------------
       (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                  Yes   X   No
                                      -----    -----

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

                                     Part I

Item 1.           Business

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offerings of limited partnership units ("Units") in February 1989. The general partners of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corporation ("RFC"), collectively, the "General Partner". RFC is wholly owned by DLS. At December 31, 1999, 96,412 Units were outstanding. The Partnership has no employees.

The Partnership's initial acquisition of property in June 1985 was for approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed eight projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, and a 6,500 square foot restaurant, all of which are more fully described in Item 2. Fund IV has constructed three office buildings, one industrial property, and five commercial properties.

Subsequent acquisitions have included approximately 56.3 acres of unimproved land in Ontario, California (known as Rancon Centre Ontario) in May 1987, a portion of which has since been developed, approximately 23.8 acres of unimproved land in Perris, California (known as Perris-Ethanac Road) in March 1989 and approximately 83 acres of unimproved land in Perris, California (known as Perris-Nuevo Road) in December 1989. Each of these properties are further described in Item 2.

In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,203,000 at December 31, 1999 and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25 year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

Asset  Sale and  Dissolution  Proposal
--------------------------------------

The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution"). The General Partner currently intends to sell all of the Partnership's properties , distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis.

As of August 25, 1999, the expiration of the voting period, 96,442 limited partnership units ("Units") were outstanding. Of the total Units outstanding, 76,475 Unitholders, or 79%, have voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 67,498 Units, or 88%, of the Units Voted in favor, holders of 7,271 Units, or 10%, against and holders of 1,706 Units, or 2%, abstaining. During the third quarter of 1999, a total of 32 Units were repurchased as a result of a Unitholder's request for the Partnership to take over such Units. As of December 31, 1999, there were 96,412 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner has closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund. The General Partner has received two written offers from prospective buyers and is currently giving serious consideration to those offers.

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its properties, although the Partnership did, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer, received from an unaffiliated third party, the General Partner is willing to accept to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

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

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, both as of result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, that the proceeds will be distributed and the Partnership liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when any consent solicitation materials are mailed to the Limited partners, the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties.

Competition Within the Market
-----------------------------
The Partnership competes in the leasing and sale of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital
---------------
The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Item 2.           Properties

Tri-City Corporate Centre
-------------------------
On June 3, 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City was acquired by Fund IV.

Tri-City Corporate Center is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

Tri-City Properties
-------------------
The Partnership's improved properties in the Tri-City Corporate Centre are as follows:


              Property                             Type                      Square Feet
    ----------------------------      -------------------------------        -----------
    One Carnegie Plaza                Two, two story office buildings           107,276
    Two Carnegie Plaza                Two story office building                  68,956
    Carnegie Business Center II       Two R & D buildings                        50,867
    Santa Fe                          One story office building                  36,288
    Lakeside Tower                    Six story office building                 112,747
    One Parkside                      Four story office building                 70,069
    Bally's Health Club               Health club facility                       25,000
    Outback Steakhouse                Restaurant                                  6,500

These eight properties total approximately 478,000 leasable square feet and offer a wide range of commercial, R & D and office product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of a total of 10,440,330 square feet of office space and an overall vacancy rate of approximately 23% as of December 31, 1999, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 1999, the Partnership has 395,336 square feet of office space with a vacancy rate of 14%, 50,867 square feet of R & D space with a vacancy rate of 22% and 31,500 square feet of commercial space with no vacancy.

Occupancy levels for the Partnership's Tri-City buildings at December 31, 1999, 1998, 1997 and 1996 and November 30, 1995, expressed as a percentage of the total net rentable square feet, are as follows:

                                    1999       1998      1997      1996     1995
                                    ----     --------  -------     ----     ----
One Carnegie Plaza                  64%         50%       85%       87%      93%
Two Carnegie Plaza                  85%         82%       81%       83%      87%
Carnegie Business Center II         78%         78%       74%       65%      68%
Santa Fe                           100%        100%      100%      100%     100%
Lakeside Tower                      95%         93%       86%       90%      69%
One Parkside                       100%         79%       66%       92%      83%
Bally's Health Club                100%        100%      100%      100%      N/A
Outback Steakhouse                 100%        100%      100%      100%      N/A

In 1999, management renewed 17 leases, totaling 112,060 square feet, expanded 9 existing tenants by 34,454 square feet, and executed 7 new leases totaling 43,600 square feet of space. In 2000, 10 leases, totaling 57,140 square feet, are due to expire. Management has renewed two tenants' leases totaling 4,685 square feet, and is currently negotiating lease renewals for four tenants totaling 11,595 square feet of space, while four tenants occupying 7,024 square feet have indicated that they will vacate upon expiration of their leases. The remaining tenants occupying 33,836 square feet of space, with lease expirations in the latter part of 2000, have not yet indicated whether they will renew their leases or vacate the premises.

The annual effective rents per square foot for the years ended December 31, 1999, 1998, 1997 and 1996 and November 30, 1995 were as follows:

                                  1999      1998      1997      1996      1995
                                  ----      ----      ----      ----      ----
One Carnegie Plaza               $15.09    $14.96    $14.74    $14.85    $13.57
Two Carnegie Plaza               $15.59    $15.41    $15.70    $15.91    $16.50
Carnegie Business Center II      $10.66    $10.56    $10.73    $10.91    $11.11
Santa Fe                         $17.18    $17.03    $16.87    $16.64    $16.50
Lakeside Tower                   $18.69    $18.59    $17.43    $16.72    $18.58
One Parkside                     $20.63    $18.19    $17.80    $17.86    $18.23
Bally's Health Club              $ 9.85    $ 9.85    $ 9.85    $ 9.85      N/A
Outback Steakhouse               $13.85    $13.85    $13.85    $13.85      N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

At December 31, 1999, the Partnership's Tri-City annual rental rates ranged from $12.22 to $23.16 per square foot for office space; $8.90 to $13.26 per square foot for R & D space; and $9.85 to $13.85 per square foot for commercial space.

The annual effective rental rate at One Parkside increased by 14% in 1999 compared to 1998 resulting from the leasing of 14,524 square feet of previously vacant space to two new tenants.

According to research conducted by the Partnership's property manager, the average annual effective rent per square foot for office space in the Partnership's competitive market ranges from $15 to $17.40. Since there is no comparable R & D or commercial space in the market, management has determined the asking rents based on discussions with independent leasing brokers.

The Partnership's Tri-City properties had the following four tenants which occupied a significant portion of the net rentable square footage as of December 31, 1999:

                          Atchison, Topeka
                            and Santa Fe                                                Holiday Spa
                              Railway               Sterling            Chicago             Health
Tenant                        Company               Software             Title               Club
------                     ----------------      ---------------     --------------     ------------

                                                   One Carnegie                            Bally's
Building                        Santa Fe               Plaza          One Parkside       Health Club

                                                                       Real Estate
Nature of Business           Transportation          Software           Services         Health Club

Lease Term                       5 yrs.               5 yrs.             10 yrs.           14 yrs.

Expiration Date                  9/30/04             11/30/00            2/03/04          12/31/10

Square Feet                      36,288               26,144             31,249            25,000

(% of rentable total)              8%                   5%                 7%                5%

Annual Rent                     $623,508             $391,635           $561,615          $246,250

Future Rent Increases             None                 None               None           15% in 2001
                                                                                          and 2006
Renewal Options           Three 5-yr. options     Two 3-yr. options        None       Three 5-yr. options

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                             One               Lakeside Tower,
                                           Carnegie           One Parkside and
Security                                     Plaza           Two Carnegie Plaza
                                           -------           ------------------

Principal balance at December 31, 1999    $4,112,000             $9,203,000

Interest Rate                                8.25%                  9.39%

Monthly Payment                             $33,995                $83,142

Maturity Date                              12/01/01                8/1/06


Tri-City Land
-------------
Approximately 14 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention has been to develop parcels of this land as tenants become available or dispose of the property at the optimal time and sales price. During 1997, management determined that the carrying value of the land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate of $1,603,000.

Rancon Centre Ontario
---------------------
In 1987, the Partnership acquired approximately 56.3 acres of undeveloped land in Ontario, San Bernardino County, California, for a purchase price of $5,905,000. The property is immediately north of Interstate 10 near Interstate 15 and is zoned for industrial and light manufacturing use.

The Partnership completed the first of three phases of development in 1988, consisting of seven distribution-center buildings totaling 326,000 square feet of which two buildings totaling 81,000 square feet were sold. In an effort to facilitate build-to-suits, the Partnership purchased a 5.76-acre parcel of land located between Phase II and Phase III in December 1995. This purchase prevented development adverse to the Partnership's interests.

On December 31, 1998, the Partnership sold the 38.5 acres of unimproved land at Rancon Centre Ontario to an unaffiliated third party for $5,500,000. The Partnership recognized a loss on the sale of land of approximately $34,000 and realized net proceeds of $5,266,000, which were added to cash reserves.

On January 29, 1999, the Partnership sold Rancon Centre Ontario to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the RCO Buildings, bears interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. The buyer has exercised this option and extended the note to June 1, 2000. As the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note is assured. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which is included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999. The Partnership will recognize the gain when the principal balance of the note is received. The sale generated net proceeds of $1,529,000.

Perris-Nuevo Road
-----------------
On December 28, 1989, the Partnership acquired approximately 83 acres of undeveloped land at the intersection of Nuevo Road and Interstate 215 in Perris, Riverside County, California, for a purchase price of $5,140,000. The property was zoned for light industrial, commercial and retail use.

On January 29, 1999, the Partnership sold the land to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999. In 1999, the note was amended to extend the maturity date to April 15, 2000. In connection with this amendment, a $100,000 principal payment was made and the current note balance is $375,000. As the sale included a $475,000 loan from the Partnership to the buyer, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note is assured. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. The Partnership also received interest income totaling $27,000 from the Nuevo Note which is included in interest and other income in the accompanying consolidated statement of operations for the year ended December 31, 1999. The sale has generated total net proceeds of $213,000 as of December 31, 1999.

Perris-Ethanac Road
-------------------
In 1989, the Partnership purchased 23.8 acres of unimproved land at the intersection of Ethanac Road and Interstate 215 in Perris, Riverside County, California, for a purchase price of $2,780,000. The property was zoned for commercial uses and was located adjacent to a freeway interchange. In 1998, management determined that the carrying value of the Perris-Ethanac land was in excess of its estimated fair value and, accordingly, recorded a provision for impairment of the real estate of $323,000.

On January 20, 1999, the Partnership sold the land to an unaffiliated third party for $502,200. The Partnership realized a $5,000 loss on the sale, which is reflected in the accompanying, consolidated statement of operations for the year ended December 31, 1999. The sale generated net proceeds of $446,000.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

Incorporated herein by reference to Item1 of Part I of this Annual Report on Form 10-K.

                                     Part II

Item 5.           Market for Partnership's Common Equity and Related Stockholder
                  Matters

Market Information
------------------
There is no established trading market for the Units issued by the Partnership.

Holders
-------
As of December 31, 1999, there were 11,875 holders of Partnership Units.

Distributions
-------------
Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

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

On November 30, 1999, the Partnership distributed $5,013,424 to the Limited Partners from the proceeds of the sale of Rancon Center Ontario. There were no distributions made by the Partnership in 1998 and 1997.

Item 6.           Selected Financial Data

The following is selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and the one month ended December 31, 1995, and the year ended November 30, 1995 (in thousands, except per Unit data).

                                                                                             For the one       For the
                                                      For the years ended                   month ended     year ended
                                                            Dec. 31                            Dec. 31         Nov. 30
                                     ------------------------------------------------------ --------------- --------------
                                    1999           1998            1997           1996           1995             1995
                                    ----           ----            ----           ----           ----             ----

Rental income                    $   6,404      $  6,387        $   6,894       $  6,969       $     461     $   6,200

Gain (loss) on sale of real
 estate                          $      99      $    (34)       $      --       $      --      $      --     $      --

Provision for impairment
  of real estate investments     $      --      $   (323)       $  (1,688)      $     --       $      --     $ (14,760)

Net loss                         $    (990)     $ (1,747)       $  (3,293)      $ (1,307)      $    (199)    $ (16,148)

Net loss allocable
   to Limited Partners           $    (984)     $ (1,730)       $  (3,260)      $ (1,294)      $    (197)    $ (15,986)

Net loss per Unit                $  (10.21)     $ (17.92)       $  (32.68)      $ (12.97)      $   (1.97)    $ (160.18)

Total assets                     $  45,631      $ 47,625        $  50,191       $ 54,193       $  50,175     $  51,347

Long-term obligations            $  13,315      $ 13,508        $  13,684       $ 13,845       $   8,615     $   8,621

Cash distributions per Unit      $   51.99      $    ___        $      --       $     --       $      --     $      --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussion should be read in conjunction with the financial statements and the notes thereto in Item 14 of Part IV.

As of December 31, 1999, the Partnership had cash of $5,413,000. The remainder of the Partnership's assets consisted primarily of its net investments in real estate of approximately $31,222,000, which includes $28,465,000 of rental properties and $2,757,000 of land held for development within the Tri-City area and $6,090,000 in note receivable from buyers of Partnership property..

The Partnership's improved cash position at December 31, 1999, compared to December 31, 1998, was primarily due to the net proceeds (after repayment of debt and distributions to partners) from the sales of Rancon Centre Ontario, Perris-Nuevo Land and Perris-Ethanac Land in January 1999.

As of December 31, 1998, the Partnership's pledged cash consisted primarily of a certificate of deposit held as collateral for subdivision improvement bonds relating to the Perris-Nuevo property owned by the Partnership. Upon the sale of the Perris-Nuevo land in January 1999, the cash collateral was released to the Partnership.

In January 1999, the Partnership sold Rancon Centre Ontario and the Perris-Nuevo and Perris-Ethanac land parcels. The Partnership received a total of $2,188,000 of net proceeds from the sales, which was added to cash reserves. In addition, the Partnership loaned the buyer of Rancon Centre Ontario $5,715,000 and the buyer of the Perris-Nuevo land $475,000. The note secured by Rancon Centre Ontario bears interest at 8% per annum and had an original maturity of January 1, 2000. The maturity date has been extended to June 1, 2000. The note secured by the Perris-Nuevo land bears interest at 6% per annum and had an original maturity of November 15, 1999. A principal payment of $100,000 has been received on this note and the maturity date for the remaining note amount of $375,000 has been extended to April 15, 2000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 1999, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership's cash balance as of December 31, 1999, together with cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the current plan to potentially sell all of the Partnership's remaining properties and liquidate the Partnership, the Partnership knows of no demands, commitments, events or uncertainties which might effect its liquidity or capital resources in any material respect. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities
--------------------
For the year ended December 31, 1999, the Partnership's cash provided by operating activities totaled $6,499,000.

The $88,000, or 7%, increase in accounts receivable at December 31, 1999, compared to December 31, 1998, was due primarily to the accrued interest receivable for the RCO Note and the Nuevo Note.

The $5,470,000, or 89%, decrease in prepaid expenses and other assets at December 31, 1999, compared to December 31, 1998, was due primarily to the receipt in 1999 of the Ontario Land sale proceeds which were placed in an escrow account in 1998.

The $181,000, or 79%, increase in accounts payable and other liabilities at December 31, 1999, compared to December 31, 1998, was primarily due to accruals of building operating expenses in 1999. There were no accruals in 1998.

Investing Activities
--------------------
During the year ended December 31, 1999, the Partnership's cash provided by investing activities totaled $1,060,000, which included $2,188,000 of net cash proceeds from property sales, $1,481,000 of cash used for additions to real estate, and $353,000 of pledged cash released upon the sale of the Perris-Nuevo Land (as discussed above).

In 1999, the Partnership received net cash proceeds of $1,529,000 from the sale of Rancon Centre Ontario for $7,650,000, net cash proceeds of $446,000 from the sale of approximately 23.8 acres of land, referred to as Perris-Ethanac for $502,200 and net cash proceeds of $213,000 from the sale of 60.14 acres of land, referred to as Perris-Nuevo land for $675,000.

The Partnership invested, by way of improvements, approximately $1,426,000 in rental properties and $55,000 in land held for development.

Financing Activities
--------------------
During the year ended December 31, 1999, the Partnership's cash used for financing activities totaled $5,219,000, which consisted of $193,000 in principal payments on its two notes payable, $5,014,000 of distributions to the Limited Partners from sales proceeds and $12,000 paid to redeem 32 limited partnership units ("Units").

RESULTS OF OPERATIONS
---------------------
1999 versus 1998
----------------
Revenue
-------
Rental income increased $17,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998 due to the increase in occupancy at One Carnegie Plaza and One Parkside.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties as of December 31, 1999, 1998, 1997 and 1996, and November 30, 1995 were as follows:

                                1999         1998         1997        1996        1995
                              ---------    --------    ---------    --------   --------
One Carnegie Plaza                64%          50%          85%         87%        93%
Two Carnegie Plaza                85%          82%          81%         83%        87%
Carnegie Business Center II       78%          78%          74%         65%        68%
Lakeside Tower                    95%          93%          86%         90%        69%
Santa Fe                         100%         100%         100%        100%       100%
One Parkside                     100%          79%          66%         92%        83%
Rancon Centre Ontario             N/A          38%         100%        100%        92%
Bally's Health Club              100%         100%         100%        100%        N/A
Outback Steakhouse               100%         100%         100%        100%        N/A

As of December 31, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; and (iv) Holiday Spa Health Club with a lease through December 2010. These four tenants, in the aggregate, occupy approximately 119,000 square feet of the 478,000 total leasable square feet at Tri-City and account for approximately 25% of the rental income generated at Tri-City and for the Partnership.

The 13-percentage point increase in occupancy at One Carnegie Plaza from December 31, 1998 to December 31, 1999 was a result of leasing 17,000 square feet of previously vacant office space.

The 3-percentage point increase in occupancy at Two Carnegie Plaza from December 31, 1998 to December 31, 1999 was attributed to leasing of 3,307 square feet of previously vacant space to two tenants. Slightly offsetting this increase in occupancy was a decrease due to a 1,285 square foot tenant moving out upon its lease expiration in May 1999. Management is currently negotiating lease renewals with two existing tenants occupying a total of 7,024 square feet of space and is negotiating a lease expansion with an existing tenant for 1,084 square feet of space.

The 2-percentage point increase in occupancy at Lakeside Tower from December 31, 1998 to December 31, 1999 was attributed to the leasing of 2,138 square feet of previously vacant space to a new tenant.

The 21-percentage point increase in occupancy at One Parkside from December 31, 1998 to December 31, 1999 was attributed to the expansion of two tenants to an aggregate 10,970 square feet of space and the leasing of approximately 3,554 square feet of previously vacant space to a new tenant.

Interest and other income for the year ended December 31, 1999 increased $265,000 or 78% from the year ended December 31, 1998 due to a higher average invested cash balance resulting from the 1999 real estate sales.

Expenses
--------
Operating expenses decreased $67,000, or 2%, during the year ended December 31, 1999, compared to the year ended December 31, 1998. This decrease in operating costs is associated with the sale of Rancon Centre Ontario and was offset by increased operating costs due to increased occupancy at One Carnegie Plaza and One Parkside.

Interest expense decreased $44,000, or 3%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, due to the interest expense being capitalized to the cost of the land under development.

Depreciation and amortization expense increased $49,000 or 3% during the year ended December 31, 1999 compared to the year ended December 31, 1998 due to additions to rental properties.

In 1998, management determined that the carrying value of the Perris-Ethanac land held for sale was in excess of the estimated fair value of such property and, accordingly, recorded a provision for impairment of real estate investment of $323,000. The fair value was based on an independent appraisal of the Partnership's real estate. There was no provision for impairment of real estate during 1999.

Expenses associated with undeveloped land decreased $223,000 or 40% during the year ended December 31, 1999 compared to December 31, 1998 primarily due to the reduction in property taxes resulting from the 1999 land sales.

The loss on sale of real estate of $5,000 during the year ended December 31, 1999 resulted from the sale of the 23.8 acres land in Perris-Ethanac. The loss on sale of real estate of $34,000 during the year ended December 31, 1998, resulted from the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario.

General and administrative expenses decreased $53,000, or 4%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to a decrease in asset management fees resulting from the sale of the RCO Buildings.

The proposed dissolution costs of $444,000 and $125,000 during the years ended December 31, 1999 and 1998, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in
Item 1 of Part I.

1998 versus 1997
----------------
Revenue
-------
Rental income decreased $507,000 or 7% for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to the decline in occupancy at One Carnegie Plaza and Rancon Centre Ontario.

Interest and other income for the year ended December 31, 1998 decreased $42,000 or 11% from the year ended December 31, 1997 due to a lower average invested cash balance in 1998.

Expenses
--------
Operating expenses decreased $33,000 or 1% during the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease in operating costs was associated with decreased occupancy at One Carnegie Plaza and Rancon Centre Ontario, offset by increased operating costs due to increased occupancy at Lakeside Tower, One Parkside and Carnegie Business Center II.

Interest expense remained consistent during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

Depreciation and amortization expense decreased $312,000 or 15% during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to tenant improvements and lease commissions becoming fully amortized during 1998, and due to ceasing depreciation of Rancon Centre Ontario upon reclassification of the property to held for sale.

In 1998 and 1997, management determined that the carrying values of the land held for development and the land held for sale were in excess of the estimated fair values of such property and, accordingly, recorded provisions for impairment of real estate investments as follows. The fair values were based on independent appraisals of the Partnership's real estate.

                                                       1998             1997
                                                       ----             ----
Land held for development:
  San Bernardino, CA                             $        --       $   1,603,000
Land held for sale:
  60.14 acres in Perris, CA  (Perris-Nuevo)               --              85,000
  23.8 acres in Perris, CA (Perris-Ethanac)          323,000                  --
                                                 ------------      -------------

           Total provision for impairment
              of real estate investments         $   323,000       $   1,688,000
                                                 ============      =============



Expenses associated with undeveloped land decreased $58,000 or 9% during the year ended December 31, 1998 compared to December 31, 1997 due primarily to a decrease in maintenance association dues in 1998.

The loss on sale of real estate of $34,000 during the year ended December 31, 1998 resulted from the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario.

General and administrative expenses remained consistent during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

The proposed dissolution costs of $125,000 and $479,000 during the years ended December 31, 1998 and 1997, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in
Item 1 of Part I.

Item 7A.      Qualitative and Quantitative Information About Market Risk

Interest Rates
The Partnership's primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

All of the Partnership's outstanding debt was subject to fixed rates at December 31, 1999 and 1998, respectively. In addition, the average interest rate on the Partnership's debt remained stable at 9.04% at December 31, 1998 and 1999. The Partnership reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Partnership does not have any other material market-sensitive financial instruments. It is not the Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                                                   Expected Maturity Date
                          --------------------------------------------------------------------------
                                                                                                                 Fair Value
                             2000        2001         2002        2003        2004      Thereafter     Total
                             ----        ----         ----        ----        ----      ----------     -----
                                                       (in thousands)

Secured Fixed             $      210  $    4,194   $     168   $      185  $     203    $     8,355  $   13,315  $   13,315
Average interest rate          9.01%      8.29%        9.39%        9.39%      9.39%          9.39%       9.04%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 1999.

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

None.

                                    Part III

Item 10.          Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the general partners of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson       irector, President, Chief Executive Officer and Chief
                           Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 56, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11.          Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------

    Title                                                  Amount and Nature of     Percent
  of Class        Name of Beneficial Owner              Beneficial Ownership        of Class
  --------        ------------------------              --------------------        --------

    Units         Daniel Lee Stephenson (IRA)                3 Units (direct)          *
    Units         Daniel Lee Stephenson Family Trust        100 Units (direct)         *

*  Less than 1 percent

Changes in Control
------------------
The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or

General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.

Item 13.          Certain Relationships and Related Transactions

During the year ended December 31, 1999 the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

                                     Part IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1999 and 1998

                   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Partners' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                   Notes to Consolidated Financial Statements


              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1999 and Notes thereto

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


                                  RANCON REALTY FUND V,
                                  a California Limited Partnership

                                  By      Rancon Financial Corporation
                                          a California corporation
                                          its General Partner


Date:    March  30, 2000                  By:     /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                                 Daniel L. Stephenson, President


                                   By: /s/  DANIEL L. STEPHENSON
                                      --------------------------
                                      Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

         Financial Statements and Schedule                                              Page
                                                                                        ----
         Financial Statements:

         Report of Independent Public Accountants                                        25

         Consolidated Balance Sheets as of December 31, 1999 and 1998
                                                                                         26

         Consolidated  Statements of Operations  for the years ended December
         31, 1999, 1998 and 1997
                                                                                         27

         Consolidated  Statements  of  Partners'  Equity  (Deficit)  for  the
         years ended December 31, 1999, 1998 and 1997
                                                                                         28

         Consolidated  Statements of Cash Flows for the years ended  December
         31, 1999, 1998 and 1997
                                                                                         29

         Notes to Consolidated Financial Statements
                                                                                         30

         Schedule:
            III - Real Estate and Accumulated Depreciation
                 as of December 31, 1999 and Notes thereto                               41


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the unitholders of the Partnership have adopted a plan to sell all of its remaining properties and liquidate the partnership. Management is currently working to identify and negotiate with potential buyers. The terms of the plan of liquidation require the Partnership to be dissolved 90 days after receipt of the final cash proceeds that result from the sales transaction. The period over which the sales transaction and dissolution are to take place is not currently known.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

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





San Francisco, California
  February 4, 2000

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                    (in thousands, except units outstanding)

                           Assets                                     1999               1998
                           ------                                ---------------   --------------
Investments in real estate:
   Rental property, net of accumulated depreciation
    of $18,199 and $16,666 as of December 31, 1999
    and 1998, respectively                                         $    28,465        $    28,572
   Rental property held for sale, net                                       --              3,970
   Land held for development                                             2,757              2,702
   Land held for sale                                                       --                597
                                                                   -----------        -----------
        Total real estate investments                                   31,222             35,841
                                                                   -----------        -----------

Cash and cash equivalents                                                5,413              3,073
Pledged cash                                                                --                353
Accounts receivable                                                      1,327              1,239
Notes receivable (see Note 3)                                            6,090                 --
Deferred financing costs and other fees, net of
    accumulated amortization of $2,342 and $2,259
     as of December 31, 1999 and 1998, respectively                        928                998
Prepaid expenses and other assets                                          651              6,121
                                                                   -----------        -----------

        Total assets                                               $    45,631        $    47,625
                                                                   ===========        ===========

               Liabilities and Partners' Equity (Deficit)
               ------------------------------------------
Liabilities:
    Notes payable                                                       13,315    $        13,508
    Accounts payable and other liabilities                                 411                230
    Deferred gain on sale of property (see Note 7)                       4,034                 --
                                                                   -----------        -----------

        Total liabilities                                               17,760             13,738
                                                                   -----------        -----------

Commitments and contingent liabilities (see Note 10)                        --                 --

Partners' equity (deficit):
    General partners                                                      (978)              (971)
    Limited partners 96,412 and 96,444 limited partnership
      units outstanding at December 31, 1999
      and 1998, respectively                                            28,849             34,858
                                                                   -----------        -----------

            Total partners' equity                                      27,871             33,887
                                                                   -----------        -----------

        Total liabilities and partners' equity                     $    45,631        $    47,625
                                                                   ===========        ===========



              The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                      Consolidated Statements of Operations
                 For the years ended December 31, 1999, 1998 and
                 1997 (in thousands, except per unit amounts and
                               units outstanding)

                                                                   1999                1998               1997
                                                              ---------------    ----------------    ----------
Revenue:
Rental income                                                 $      6,404       $       6,387       $     6,894
Gain on sale of property                                               104                  --                --
Interest and other income                                              602                 337               379
                                                              ------------       -------------       -----------

       Total revenue                                                 7,110               6,724             7,273
                                                              ------------       -------------       -----------

Expenses:
Operating                                                            3,090               3,157             3,190
Interest expense                                                     1,239               1,283             1,298
Depreciation and amortization                                        1,802               1,753             2,065
Provision for impairment of
    real estate investments                                             --                 323             1,688
Expenses associated with undeveloped land                              334                 557               615
Loss on sale of real estate                                              5                  34                --
General and administrative expenses                                  1,186               1,239             1,231
Proposed dissolution costs                                             444                 125               479
                                                              ------------       -------------       -----------

       Total expenses                                                8,100               8,471            10,566
                                                              ------------       -------------       -----------

Net loss                                                      $       (990)      $      (1,747)      $    (3,293)
                                                              ============       =============       ============

Net loss per limited partnership unit                         $     (10.21)      $      (17.92)      $    (32.68)
                                                              ============       ==============      ============

Distributions per limited partnership unit:
 From net income                                              $         --       $          --       $          --
 Representing return of capital                                      51.98                  --                  --
                                                              ------------       -------------       -------------
     Total distributions per limited partnership unit         $      51.98       $          --       $          --
                                                              ============       =============       =============

Weighted average number of limited  partnership  units
    outstanding during each period used to compute net
    loss per limited partnership unit                               96,435             96,548               99,767
                                                              ============        ============       =============




              The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND V,
                        A California Limited Partnership

              Consolidated Statements of Partners' Equity (Deficit) For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                            General          Limited
                                                           Partners          Partners            Total
                                                          ----------      -----------         ---------
Balance at December 31, 1996                              $     (921)     $    40,918         $  39,997

Retirement of limited partnership units                           --             (964)             (964)

Net loss                                                         (33)          (3,260)           (3,293)
                                                          ----------      -----------          --------

Balance at December 31, 1997                                    (954)          36,694            35,740

Retirement of limited partnership units                           --             (106)             (106)

Net loss                                                         (17)          (1,730)           (1,747)
                                                          ----------      -----------          --------

Balance at December 31, 1998                                    (971)          34,858            33,887

Retirement of limited partnership units                           --              (12)              (12)

Net loss                                                          (6)            (984)             (990)

Distributions                                                     (1)          (5,013)           (5,014)
                                                           ----------         --------          --------

Balance at December 31, 1999                               $     (978)        $28,849           $27,871
                                                           ==========          ======            ======


















              The accompanying notes are an integral part of these consolidated financial statements

                             RANCON REALTY FUND V,
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                               1999              1998               1997
                                                                          -------------       ------------     ---------
Cash flows from operating activities:
Net loss                                                                    $     (990)       $   (1,747)      $    (3,293)
Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
  Net gain (loss) on sales of real estate                                          (99)               34                --
  Depreciation and amortization                                                  1,802             1,753             2,065
  Amortization of loan fees, included in interest expense                           55                54                54
  Provision for impairment of real estate investments                               --               323             1,688
  Changes in certain assets and liabilities:
     Accounts receivable                                                           (88)              110                45
     Deferred financing costs and other fees                                      (253)             (207)             (184)
     Prepaid expenses and other assets                                           5,470            (5,476)              155
     Accounts payable and other liabilities                                        181              (537)              416
                                                                            ----------        ----------       -----------
      Net cash provided by (used for) operating activities                       6,078            (5,693)              946
                                                                            ----------        ----------       -----------

Cash flows from investing activities:
  Net proceeds from sale of real estate                                          2,188             5,266                --
  Additions to real estate investments                                          (1,481)             (579)             (467)
  Pledged cash                                                                     353                --                --
  Deferred gain on sale                                                            421                --                --
                                                                            ----------        ----------       -----------
     Net cash provided by (used for) investing activities                        1,481             4,687              (467)
                                                                            ----------        ----------       -----------

Cash flows from financing activities:
  Notes payable principal payments                                                (193)             (176)             (161)
  Cash distribution to Partners                                                 (5,014)               --                --
  Purchase and retirement of limited partnership units                             (12)             (106)             (964)
                                                                            ----------        ----------       -----------
       Net cash used for financing activities                                   (5,219)             (282)           (1,125)
                                                                            ----------        ----------       -----------

Net increase (decrease) in cash and cash equivalents                             2,340            (1,288)             (646)

Cash and cash equivalents at beginning of year                                   3,073             4,361             5,007
                                                                            ----------        ----------       -----------

Cash and cash equivalents at end of year                                    $    5,413        $    3,073       $     4,361
                                                                            ==========        ==========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $    1,213        $    1,230       $     1,245
                                                                            ==========        ==========       ===========
  Interest capitalized                                                      $       27        $       --       $        --
                                                                            ==========        ==========       ===========
  Deferred interest income                                                  $      421        $       --       $        --
                                                                            ==========        ==========       ===========

Supplemental disclosure of non-cash investing activities:
  Sales of real estate through issuance of notes receivable                 $    6,090        $       --       $        --
                                                                            ==========        ==========       ===========



              The accompanying notes are an integral part of these consolidated financial statements

                              RANCON REALTY FUND V,
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

Note 1.       ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in February 1989. As of December 31, 1997, a total of 3,246 limited partnership units ("Units") were repurchased and retired as a result of the Partnership's offer to redeem limited partnership units. During the years ended December 31, 1999 and 1998, additional 32 and 310 units respectively were repurchased and retired by the Partnership. As of December 31, 1999, there were 96,412 Units outstanding.

Asset  Sale and  Dissolution  Proposal
--------------------------------------
The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution"). The General Partner intends to sell all of the Partnership's properties , distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis

As of August 25, 1999, the expiration of the voting period, 96,442 limited partnership units ("Units") were outstanding. The holders of 76,475 Units, or 79%, have voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 67,498 Units, or 88%, of the Units Voted in favor, holders of 7,271 Units, or 10%, against and holders of 1,706 Units, or 2%, abstaining. During the third quarter of 1999, a total of 32 Units were repurchased as a result of a Unitholder's request for the Partnership to take over such Units. As of December 31, 1999, there were 96,412 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner has closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999,The General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interst rates on the potential buyer's ability to fund. The General Partner has received two written offers from prospective buyers and is currently giving serious consideration to those offers.

The Partnership has not, as of the date of the filing of this Annual Report on Form 10-K with the Commission, entered into any agreement for the sale of its Tri-City Properties, although the Partnership has, in 1997, granted to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

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

Allocation of Net Income and Net Loss
-------------------------------------
Allocation of profits and losses are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 99% to the limited partners and 1% to the general partners until such time as a partner's capital account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the general partners be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 12% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital account in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the general partners into the ratio of 4 to 1; and
(iv) the balance, if any, 80% to the limited partners and 20% to the general partners. In no event shall the general partners be allocated less than 1% of the net income for any period.

The terms of the Partnership agreement call for the general partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters
--------------------------------------
Effective January 1, 1995, Glenborough Corporation ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibilities for providing investor relations services and Preferred
Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sells any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, $759,000 in 1999, $820,000 in 1998 and $967,000 in 1997; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Note 2:       Significant Accounting Policies
              -------------------------------
Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. They include the accounts of certain wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation

The consent of the Unitholders to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

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

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

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

Interest and property taxes related to property constructed by the Partnership are capitalized during the period of construction.

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

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Deferred Gain on Sale of Property - Deferred gain on sale of property represents amounts which will recorded as income when cash in excess of the related property's carrying costs is received.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

Note 3.       INVESTMENTS IN REAL ESTATE
              --------------------------
Rental property components at December 31, 1999 and 1998 are as follows (in thousands):

                                           1999                   1998
                                      --------------         --------------
Land                                  $        5,449         $        5,449
Buildings                                     27,971                 27,803
Leasehold and other improvements              13,244                 11,986
                                      --------------         --------------
                                              46,664                 45,238
Less:  accumulated depreciation              (18,199)               (16,666)
                                      --------------         --------------
Total rental property                 $       28,465         $       28,572
                                      ==============         ==============

The Partnership's rental property includes eight projects at the Tri-City Corporate Centre in San Bernardino, California.

Rental Property Held for Sale at December 31, 1998
--------------------------------------------------
In 1998, the Partnership began marketing five distribution-center buildings located in Ontario, California (referred to as Rancon Centre Ontario) for sale. Accordingly, in August 1998, the Partnership reclassified the book value of this property of $3,970,000 (net of $1,746,000 of accumulated depreciation) from rental property to rental property held for sale and ceased depreciation of the property.

On January 29, 1999, the Partnership sold Rancon Centre Ontario to an unaffiliated entity for $7,650,000. The net book value of the land was $3,921,000 at the time of sale. The Partnership incurred costs of $406,000 to complete the transaction. As part of the terms of the sale, the Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note is secured by a deed of trust encumbering the Rancon Centre Ontario property, bears interest at 8% per annum and had an original maturity date of March 1, 2000, with an option to extend the maturity date to June 1, 2000. The buyer has exercised the option to extend the maturity date to June 1, 2000. The note also provides that the borrower may prepay up to, but no more than, $3,000,000 of the principal balance prior to January 1, 2000 and the entire balance after January 1, 2000. Payments received from the buyer will be first applied to recover the Partnership's costs. Gains will then be recorded as additional cash is received. As the sale of Rancon Centre Ontario included a $5,715,000 loan from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note is assured. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which is included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999. The Partnership will recognize the gain when the principal balance of the note is received. The sales generated net proceeds of $1,529,000 and have added to the Parntership's cash reserves.

Land held for development consists of the following at December 31, 1999 and 1998 (in thousands):

                                                    1999              1998
                                               --------------     -------------
14 acres at Tri-City Corporate Centre,
   San Bernardino, CA                          $        2,757     $       2,702
                                               --------------     -------------

Total land held for development                $        2,757     $       2,702
                                               ==============     =============

Land held for sale at December 31, 1998 includes the following (in thousands):

                                                                       1998
                                                                  -------------
23.8 acres in Perris, CA (Ethanac Road)                           $         452
60.14 acres in Perris, CA (Nuevo Road)                                      145
                                                                  -------------
Total land held for sale                                          $         597
                                                                  =============

On January 20, 1999, the Partnership sold the Perris-Ethanac land for $502,000 and realized a $5,000 loss on the sale and net proceeds of $446,000. The net book value of the land was $452,000 at the time of sale. The Partnership incurred costs of $55,000 to complete the transaction.

On January 29, 1999, the Partnership sold the Perris-Nuevo land, located in Perris, Riverside County, California, to an unaffiliated entity for $675,000. The net book value of the land was $145,000 at the time of sale. The Partnership incurred costs of $88,000 to complete the transaction. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999. In 1999, the note was amended to extend the maturity date to April 15, 2000. In connection with this amendment, a $100,000 principal payment was made and the current note balance is $375,000. Payments received from the buyer will be first applied to recover the Partnership's costs. Gain will then be recorded as additional cash is received. The Partnership initially deferred recognition of the $443,000 gain. In December 1999, after the Partnership had received a $100,000 principal payment from the buyer as discussed above, approximately $104,000 of the deferred gain was recognized. In addition, as of December 31, 1999, the partnership has also recognized $27,000 of interest income on the receivable. Cash proceeds generated by the sale have been added to the Partnership's cash reserves.

Provisions for Impairment of Real Estate Investments:

During the years ended December 31, 1998 and 1997, the Partnership recorded the following provisions to reduce the carrying value of its investments in real estate (in thousands):

                                                           1998          1997
                                                       -----------     --------
Land Held for Development:
  Tri-City Corporate Center, San Bernardino, CA        $       --     $    1,603

Land Held for Sale
  Perris, CA (Perris-Nuevo)                                    --             85
  Perris, CA (Perris-Ethanac)                                 323             --
                                                       -----------     ---------

Total provision for impairment of
   real estate investments                             $      323      $   1,688
                                                       =============   =========

The Partnership's business strategy has been to focus on the eventual disposition of its assets at the optimal time and sales price. In 1998 and 1997, management determined that the carrying values of the Partnership's land held for development and the land held for sale were in excess of the estimated fair value of such property and thus, recorded provisions for impairment of real estate as shown above.

There is no provision for impairment of real estate in 1999.

Note 4.           PLEDGED CASH
                  ------------
At December 31, 1998, pledged cash of $353,000 consisted primarily of a $351,000 certificate of deposit held as collateral for subdivision improvement bonds related to the 60.14-acre Perris-Nuevo property owned by the Partnership. The cash collateral was released to the Partnership in January 1999 upon the sale of the land to a third party.

Note 5.           PREPAID EXPENSES AND OTHER ASSETS
                  ---------------------------------
Included in prepaid expenses and other assets at December 31, 1998 are $5,487,000 of net sales proceeds placed in an escrow account upon the December 31, 1998 sale of the Ontario land. On January 29, 1999, the sale of Ontario land was completed and the net sales proceeds were received.

Note 6.           NOTES PAYABLE
                  -------------
Notes payable as of December 31, 1999 and 1998, were as follows (in thousands):

                                                                                       1999            1998
                                                                                  -----------       ------------
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and
Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year,  9.39%
fixed  rate loan with a 25-year  amortization  requiring  $83 of  principal  and
interest payments due monthly.                                                    $    9,203        $      9,330

Note  payable,  secured by first deed of trust on One Carnegie  Plaza.  The note bears  interest at a fixed rate of 8.25%,  provides  for monthly  principal  and interest payments totaling $34 and matures on
December 1, 2001.                                                                       4,112              4,178
                                                                                  -----------        -----------

Total notes payable                                                               $    13,315        $    13,508
                                                                                  ===========        ===========

The annual maturities on the Partnership's notes payable for the next five years and thereafter, as of December 31, 1999, are as follows (in thousands):

                  2000                           $       210
                  2001                                 4,194
                  2002                                   168
                  2003                                   185
                  2004                                   203
                  Thereafter                           8,355
                                                 -----------

                  Total                          $    13,315
                                                 ===========

Note 7.       DEFERRED GAIN ON SALE OF PROPERTY
              ---------------------------------
The Partnership's deferred gain on sale of property of $4,034,000 as of December 31, 1999, consists of the remaining deferred gains on sale of Rancon Centre Ontario and the Perris-Nuevo land. See Note 3 for further discussion.

Note 8.       PROPOSED DISSOLUTION COSTS
              --------------------------
Costs totaling $444,000, $125,000 and $479,000, related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), have been incurred and are reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively. These costs include expenses incurred for the preparation of the preliminary proxy materials and charges for work performed by independent appraisers and other consultants.

Note 9.       LEASES
              ------

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 1999, 1998 and 1997. Future minimum rents under non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

                  2000                            $    6,634
                  2001                                 5,586
                  2002                                 4,622
                  2003                                 4,024
                  2004                                 2,164
                  Thereafter                           3,792
                                                  ----------

                  Total                           $   26,822
                                                  ==========

Note 10.      COMMITMENTS AND CONTINGENT LIABILITIES
              --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 1999, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

Note 11.          TAXABLE INCOME (LOSS)
                  ---------------------
The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following reconciliation has been prepared using tax amounts estimated on a calendar year basis.

The following is a reconciliation for the years ended December 31, 1999, 1998 and 1997, of the net loss for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

                                                                     1999             1998               1997
                                                               --------------      -------------    ---------
Net loss per financial statements                              $       (990)      $     (1,747)     $     (3,293)
Provision for impairment of investments
  in real estate                                                         --                323             1,688
Financial reporting depreciation in excess
  of tax reporting depreciation                                         323                170               269
Loss on sale of property less than recognized
   loss for tax reporting                                            (5,011)              (217)               --
Property taxes capitalized for tax reporting                            215                493               436
Costs of dissolution capitalized for tax reporting                      444                 --                --
Expenses of undeveloped land capitalized for tax                        334                 --                --
Operating revenues and expenses reported in
  a different period for financial reporting
  than for income tax reporting, net                                    644                 (9)            1,486
                                                               ------------       -------------     ------------
      Net income (loss) for federal income tax purpose         $     (4,041)      $       (987)     $        586
                                                               ============       =============     ============

The following is a reconciliation of partner's equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 1999 and 1998 (in thousands):

                                                                         1999                 1998
                                                                   --------------        ------------
Partners' equity per financial statements                          $      27,871          $    33,887
Cumulative provision for impairment of
  investments in real estate                                               2,211               23,736
Financial reporting depreciation in
  excess of tax reporting depreciation                                     8,396                7,322
Property taxes capitalized for tax                                            --                1,676
Net difference in capitalized costs of development                        12,717                   --
Syndication costs                                                         (1,987)             (1,987)
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                                      (4,946)               2,147
                                                                   --------------         ------------

Partners' capital for federal
 income tax purposes                                               $      44,262          $    66,781
                                                                   ==============         ============


                                                                                  RANCON REALTY FUND V
                                                                            A California Limited Partnership

                                                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                    December 31, 1999
                                                                                     (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                COLUMN B            COLUMN C                     COLUMN D                      COLUMN E

                                                                              Cost Capitalized
                                                      Initial Cost to           Subsequent to            Gross Amount Carried
                                                      Partnership                Acquisition             at December 31, 1999
                                              -----------------------------------------------------  ------------------------
                                                            Buildings                                            Buildings
                                                               and                       Carrying                   and        (A)
   Description                  Encumbrances     Land     Improvements  Improvements       Cost      Land      Improvements   Total
------------------------------------------------------------------------------------------------------------------------------------

Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    One Carnegie Plaza             $4,112      $ 1,583      $    --       $ 10,168       $    --   $ 1,583    $    10,168   $11,751
    Less: Provision for impairment
      of investment in real estate(B)  --           --           --         (1,657)           --      (256)      (1,401)     (1,657)
    Two Carnegie Plaza                (C)          873           --          5,786            --       873        5,786       6,659
    Carnegie Business Center II        --          544           --          3,635            --       544        3,635       4,179
    Less: Provision for impairment
      of investment in real estate(B)  --           --           --           (299)           --       (41)       (258)        (299)
    Lakeside Tower                    (C)          834           --         11,822            --       834       11,822      12,656
    Santa Fe                           --          501           --          2,562            --       501        2,562       3,063
    One Parkside                      (C)          529           --          6,957            --       529        6,957       7,486
    Less:  Provision for impairment
      of investment in real estate(B)  --           --           --           (700)           --       (65)        (635)       (700)
    Health Club                        --          786           --          1,932            --       786        1,932       2,718
    Outback Steakhouse                 --           --           --            808            --       161          647         808
                                   ------      -------      -------       --------       -------   -------      -------      ------
                                   13,315        5,650           --         41,014            --     5,449       41,215      46,664
                                   ------      -------      -------       --------       -------   -------      -------      ------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                --        5,676           --          5,959            --    11,635           --      11,635
    Less: Provision for impairment
      of investment in real estate(B)  --       (2,431)          --         (6,447)           --    (8,878)          --      (8,878)
                                   -------     --------     --------       --------     --------   --------       ------    --------

                                       --        3,245           --           (488)           --     2,757           --       2,757
                                   ------      -------      -------       ---------      -------   -------        ------   ---------

TOTAL                             $13,315     $  8,895     $     --       $ 40,526       $    --   $ 8,206       $ 41,215   $49,421
                                   ======      =======      =======       =========       ======   =======        ========  ========

-------------------------------------------------------------------------------
        COLUMN A                   COLUMN F     COLUMN G   COLUMN H   COLUMN I





                                                  Date                  Life
                                  Accumulated Construction  Date     Depreciated
   Description                   Depreciation    Began     Acquired    Over
-------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    One Carnegie Plaza               $ 4,430      8/86      6/03/85    3-40 yrs
    Less: Provision for impairment
      of investment in real estate(B)     --
    Two Carnegie Plaza                 2,744       1/88     6/03/85    3-40 yrs.
    Carnegie Business Center II        2,020      10/86     6/03/85    3-40 yrs.
    Less: Provision for impairment
      of investment in real estate(B)     --
    Lakeside Tower                     5,375       3/88     6/03/85    3-40 yrs.
    Santa Fe                           1,332       2/89     6/03/85    5-40 yrs.
    One Parkside                       1,979       2/92     6/03/85    5-40 yrs.
    Less:  Provision for impairment
      of investment in real estate(B)     --
    Health Club                          270       1/95     6/03/85    5-40 yrs.
    Outback Steakhouse                    49       1/96     6/03/85   15-40 yrs.
                                      ------
                                      18,199
                                      ------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                   --        N/A     6/03/85      N/A
    Less: Provision for impairment
      of investment in real estate(B)     --
                                      ------

                                          --
                                      ------

TOTAL                                $18,199
                                      ======



(A) The aggregate cost of land and buildings for federal income tax purposes is $50,593. (B) See Note 3 to Financial Statements (C) Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of
     $9,203.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  (in thousands)




Reconciliation of gross amount at which real estate was carried:

                                                                         For the years ended
                                                                            December 31,
                                                         1999                   1998                  1997
                                                   ----------------       ---------------        ---------

Investments in real estate:

  Balance at beginning of period                   $     54,253           $     59,297           $    60,518

     Additions during period:
         Improvements                                     1,481                    579                   467
     Retirements during period                           (6,313)                (5,300)                   --
     Provision for impairment of
         investments in real estate                          --                   (323)               (1,688)
                                                   ------------           -------------          ------------

  Balance at end of period                         $     49,421           $     54,253           $     59,297
                                                   ============           ============           ============


Accumulated Depreciation:

  Balance at beginning of period                   $     18,412           $     16,911           $    15,180

     Additions charged to expenses                        1,533                  1,501                 1,731

     Retirement from sales                               (1,746)                    --                    --
                                                   -------------          ------------           -----------

Balance at end of period                           $     18,199           $     18,412(1)        $    16,911
                                                   ============           ============           ===========

(1) Included in the accumulated depreciation balance at December 31, 1998 is $1,746 of accumulated depreciation of the Rancon Centre Ontario property, which is classified as rental property held for sale in the accompanying consolidated balance sheet as of December 31, 1998.

                                  EXHIBIT INDEX



Exhibit No.                                Exhibit Title
                          -----------------------------------------------------
(3.1) Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2) Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership's annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3) Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership's annual report on Form 10-K for the fiscal year ended November 30,1991 is incorporated herein by reference).

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

(10.2) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Corporation dated December 20, 1994 and March 30, 1995,respectively (filed as Exhibit
                          10.2 to the Partnership's annual report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

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


Glenborough Corporation                        Rancon Financial Corporation,
a California corporation                       a California corporation


By  ___________________________                 By _____________________________


Rancon Realty Fund V                               _____________________________
a California limited partnership                     Daniel L. Stephenson

By       Rancon Financial Corporation,
         a California corporation
         its General Partner


         By       _______________________________
                  Daniel L. Stephenson, President


By       _____________________________________
         Daniel L. Stephenson, General Partner

                                    Exhibit A

                              Rancon Realty Fund V

                            Asset Administration Fees
                                       and
                            Property Management Fees


Asset Administration Fees:          A monthly amount based on an annual total of
                                    $759,144 per year (i.e., $63,262)

Property Management Fees:           A monthly amount based on an annual total
                                    equal to actual property management fees for the period January 1, 1999 through December 31, 1999.