Form 10-Q
period 2000-03-31
RANCON REALTY FUND V
filed 2000-05-12
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16467


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                    California                             33-0098488
         -------------------------------                -------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification  No.)

       400 South El Camino Real, Suite 1100
              San Mateo, California                        94402-1708
           ---------------------------                  -------------
              (Address of principal                        (Zip Code)
               executive offices)

                                 (650) 343-9300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                      ----   ---

         Total number of units outstanding as of March 31, 2000: 96,412

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)

                                                                    March 31,          December 31,
                                                                      2000                 1999
                                                                   (Unaudited)           (Audited)
                                                                  --------------    ---------------
Assets
------
Investments in real estate:
     Rental property, net of accumulated depreciation of
       $18,599 and $18,199 at March 31, 2000 and December
       31, 1999, respectively                                     $      28,269      $      28,465
     Land held for development                                            2,786              2,757
                                                                  -------------      -------------

         Total real estate investments                                   31,055             31,222
                                                                  -------------      -------------

     Cash and cash equivalents                                            5,524              5,413
     Accounts receivable                                                  1,339              1,327
     Notes receivable                                                     6,090              6,090
     Deferred financing costs and other fees, net of
       accumulated amortization of $2,422 and $2,342
       at March 31, 2000 and December 31, 1999, respectively                932                928
     Prepaid expenses and other assets                                      725                651
                                                                  -------------      -------------

          Total assets                                            $      45,665      $      45,631
                                                                  =============      =============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
     Notes payable                                                $      13,264      $      13,315
     Accounts payable and other liabilities                                 417                411
     Deferred income                                                      4,148              4,034
                                                                  -------------      -------------

          Total liabilities                                              17,829             17,760
                                                                  -------------      -------------

Commitments and contingent liabilities (see Note 4)                          --                 --

Partners' equity (deficit):
     General partners                                                      (981)              (978)
     Limited partners, 96,412 limited partnership units
       outstanding at March 31, 2000 and December 31, 1999               28,817             28,849
                                                                  -------------      -------------

         Total partners' equity                                          27,836             27,871
                                                                  -------------      -------------

          Total liabilities and partners' equity                  $      45,665      $      45,631
                                                                  =============      =============

          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)

                                                                       Three months ended
                                                                           March 31,
                                                               ---------------------------------
                                                                    2000               1999
                                                               ---------------     -------------
 Revenues:
      Rental income                                            $       1,758       $       1,578
      Interest and other income                                           95                 205
                                                               -------------       -------------

      Total revenues                                                   1,853               1,783
                                                               -------------       -------------

 Expenses:
      Operating                                                          717                 797
      Interest expense                                                   306                 318
      Depreciation and amortization                                      467                 424
      Loss on sale of real estate                                         --                   5
      Expenses associated with undeveloped land                           96                 117
      General and administrative                                         284                 299
      Proposed dissolution costs                                          18                  39
                                                               -------------       -------------

      Total expenses                                                   1,888               1,999
                                                               -------------       -------------

 Net loss                                                      $        (35)       $       (216)
                                                               =============       =============

 Net loss per limited partnership unit                         $      (0.36)       $      (2.22)
                                                               =============       =============

 Distributions per limited partnership unit:
       From net income                                         $          --       $         --
       Representing return of capital                          $          --       $         --
                                                               -------------       ------------

      Total distributions per limited partnership unit         $          --       $         --
                                                               =============       ============

 Weighted average number of limited  partnership units
      outstanding  during each period used to compute
      net loss per limited partnership unit                           96,412             96,443
                                                               =============       ============










          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                                   For the three months ended March 31, 2000
                                                 (in thousands)

                                              General             Limited
                                             Partners             Partners             Total
                                          ----------------     ---------------     ---------------

     Balance at December 31, 1999         $        (978)       $      28,849       $      27,871

     Net loss                                        (3)                 (32)                (35)
                                          ----------------     ---------------     ---------------

     Balance at March 31, 2000            $        (981)       $      28,817       $      27,836
                                          ================     ===============     ===============





































           See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                            Three months ended
                                                                                March 31,
                                                                  -----------------------------------
                                                                        2000                1999
                                                                  ----------------    ---------------
Cash flows from operating activities:
     Net (loss)                                                   $         (35)      $        (216)
     Adjustments  to  reconcile  net loss to net
      cash  provided  by (used for)operating activities:
         Loss on sale of real estate                                         --                   6
         Depreciation and amortization                                      467                 424
         Amortization of loan fees, included in
           interest expense                                                  13                  14
         Changes in certain assets and liabilities:
           Accounts receivable                                              (12)                 25
           Deferred financing costs and other fees                          (84)                  2
           Prepaid expenses and other assets                                (74)              5,556
           Accounts payable and accrued expenses                              6                 101
                                                                  -------------       -------------
        Net cash provided by (used for) operating activities                281               5,912
                                                                  -------------       -------------
Cash flows from investing activities:
     Net proceeds from sale of real estate                                   --               2,121
     Additions to real estate investments                                  (233)               (265)
     Funds released from pledged cash                                        --                 353
     Deferred gain on sale                                                  114                  --
                                                                  -------------       --------------
        Net cash provided by (used for) investing activities               (119)              2,209
                                                                  --------------      --------------
Cash flows from financing activities:
     Notes payable principal payments                                       (51)                (47)
     Retirement of limited partnership units                                 --                  (1)
                                                                  -------------       --------------
        Net cash used for financing activities                              (51)                (48)
                                                                  --------------      --------------

Net increase in cash and cash equivalents                                   111               8,073

Cash and cash equivalents at beginning of period                          5,413               3,073
                                                                  -------------       --------------

Cash and cash equivalents at end of period                        $       5,524       $      11,146
                                                                  =============       ==============

Supplemental disclosure of cash flow information:
       Cash paid for interest                                     $         300       $         305
                                                                  =============       ==============
       Interest Capitalized                                       $           8       $          --
                                                                  =============       ==============



          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

Note 1.         THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of March 31, 2000 and December 31, 1999, and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999.

Proposed Asset Sale and Dissolution
-----------------------------------
The  Partnership's   business  strategy  has  been  to  focus  on  the  eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution"). The General Partner currently intends to sell all of the Partnership's properties, distribute the proceeds and liquidate the Partnership after all of the properties are sold and the cash proceeds thereof received. The General Partner does not expect the Dissolution to occur until at least the second half of 2000 (and potentially not until 2001) as some of the properties may be sold with the purchase price payable on an installment basis. The dissolution must be completed within 90 days of the final receipt of cash proceeds from the sale of Partnership propety. The period over which the sales transactions and dissolution are to take place is not currently known.

As of August 25, 1999, the expiration of the voting period, 96,442 limited partnership units ("Units") were outstanding. Of the total Units outstanding, 76,475 Unitholders, or 79%, have voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 67,498 Units, or 88%, of the Units Voted in favor, holders of 7,271 Units, or 10%, against and holders of 1,706 Units, or 2%, abstaining. During the third quarter of 1999, a total of 32 Units were repurchased as a result of a Unitholder's request for the Partnership to take over such Units. As of March 31, 2000, there were 96,412 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the

Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and as of the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund. The General Partner subsequently received three written offers from prospective buyers and has selected one. Currently, this prospective buyer is completing its due diligence on the Tri-City properties, and the Partnership is preparing a Purchase and Sale Agreement for signature.

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

The discussion above contains forward-looking statements regarding the Partnership's plans,goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, both as of result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, that the proceeds will be distributed and the Partnership liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the date when any consent solicitation materials are mailed to the Limited partners, the date when consent of the Limited Partners is obtained (assuming it is obtained), the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties are sold, and the duration of any installment sales of any of the properties

Allocation of Net Income and Net Loss
-------------------------------------
Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the general partners.

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

General Partner and Management Matters
--------------------------------------
Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sold any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($190,000 in the first quarter of 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

The consent of the partners to a proposal to sell all of the Partnership's remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its consolidated financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. The Partnership will classify as "held for use" or "held for development", all of its operating and undeveloped properties until such time as an acceptable buyer is identified and an offer which is reasonably assured of consummation is obtained. At that time, the Partnership will reclassify the appropriate portions of its assets to "held for sale" and depreciation of those assets will be discontinued.

When the timing of the last cash receipt from the sale of the property is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the Unitholders upon liquidation will be estimated.

Consolidation
-------------
In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,299,000 at March 31, 2000, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25 year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications
-----------------
Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.      REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
             ----------------------------------------------
These unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the December 31, 1999 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE
             --------------------

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $5,000 loss on the sale which is reflected in the March 31, 1999 consolidated statement of operations. The sale generated net proceeds of $446,000.

On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999. In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. The remaining note balance was $375,000. In April 5, 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. The current remaining note balance is $300,000. As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note is received. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. The Partnership will recognize a gain on sale in the second quarter of 2000 related to the $75,000 principal payment. The sale generated net proceeds of $213,000, prior to collections on the note.

Also on January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note was secured by a deed of trust encumbering the RCO Buildings, bore interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. In March 2000, the buyer exercised this option and extended the note to June 1, 2000. As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note is received. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note. The sale generated net proceeds of $1,529,000, prior to collections on the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. The proceeds have been added to the Partnership's cash reserves and the full gain on sale will be recognized in the second quarter of 2000.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

Note 5.      SUBSEQUENT EVENTS
             -----------------
On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership has breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to so purchase the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of March 31, 2000, the Partnership had cash of $5,524,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,055,000 which includes $28,269,000 in rental properties and $2,786,000 of land held for development within the Tri-City area. The Partnership also holds $6,090,000 in notes receivable from buyers of Partnership properties.

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $5,000 loss on the sale which is reflected in the March 31, 1999 consolidated statement of operations. The sale generated net proceeds of $446,000.

On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999. In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. The remaining note balance was $375,000. In April 5, 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. The current remaining note balance is $300,000. As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note is received. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. The Partnership will recognize a gain on sale tin the second quarter of 2000 related to the $75,000 principal payment. The sale generated net proceeds of $213,000, prior to collections on the note.

Also on January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note was secured by a deed of trust encumbering the RCO Buildings, bore interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. In March 2000, the buyer exercised this option and extended the note to June 1, 2000. As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note is received. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note. The sale generated net proceeds of $1,529,000, prior to collections on the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. The proceeds have been added to the cash reserves and the full gain on sale will be recognized in the second quarter of 2000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2000, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital, which is not expected to be achieved as a result of the Asset Sale. As a result, such subordinated real estate commissions will not be paid to the General Partner and will be eliminated.

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

Management believes that the Partnership's cash balance at March 31, 2000, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

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

Operating Activities
--------------------
For the period ended March 31, 2000, the Partnership's cash provided by operating activities totaled $281,000.

The $84,000, or 9%, increase in deferred financing costs and other fees (prior to current period amortization) at March 31, 2000, compared to December 31, 1999, was primarily due to lease commissions paid relative to new leases.

The $74000, or 11%, increase in prepaid expenses and other assets at March 31, 2000, compared to December 31, 1999, was due primarily to deposits to mortgage impound accounts for property taxes paid in April 2000.

Investing Activities
--------------------
During the period ended March 31, 2000, the Partnership's cash used for investing activities totaled $119,000, which included $233,000 of cash used for capital additions to real estate, net with

$114,000 of interest income collected on the RCO Note. The recognition of the interest income has been deferred until the full collection of the note.

Financing Activities
--------------------
During the period ended March 31, 2000, the Partnership's cash used for financing activities consisted of principal payments on its two notes payable of $51,000.

Results of Operations
---------------------

Revenues
--------
Rental income increased $180,000 or 11% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, due primarily to increased occupancy at several of the Partnership's properties.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 2000 and 1999 were as follows:

                                                   March 31,
                                      ------------------------------------
                                           2000                1999
                                      ---------------     ----------------

     One Carnegie Plaza                     77%                 50%
     Two Carnegie Plaza                     85%                 79%
     Carnegie Business Center II            62%                 74%
     Lakeside Tower                         96%                 93%
     Santa Fe                              100%                100%
     One Parkside                          100%                 84%
     Bally's Health Club                   100%                100%
     Outback Steakhouse                    100%                100%

As of March 31, 1999, tenants at Tri-City occupying substantial portions of leased rental space included: (i) The Burlington Northern and Santa Fe Railway Company; (ii) Sterling Software; (iii) Chicago Title; and (iv) Holiday Spa Health Club. These four tenants, in the aggregate, occupied approximately 118,681 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 31% of the total rental income for the Partnership during the first quarter of 2000.

The twenty-seven percentage point increase in occupancy from March 31, 1999 to March 31, 2000 at One Carnegie Plaza was the result of leasing 18,700 square feet of previously vacant office space, and the expansion of an existing tenant for 13,855 square feet.

The six-percentage point increase in occupancy from March 31, 1999 to March 31, 2000 at Two Carnegie Plaza was attributable to the leasing of 3,307 square feet of previously vacant space to two tenants. Slightly offsetting this increase in occupancy was a decrease due to a 1,285 square foot tenant moving out upon its lease expiration in May 1999.

The twelve-percentage point decrease in occupancy from March 31, 1999 to March 31, 2000 at Carnegie Business Center II was due to three tenants aggregating approximately 7,000 square feet vacating upon expiration of their leases. Management continues to market the space to obtain new tenants.

The sixteen-percentage point increase in occupancy from March 31, 1999 to March 31, 2000 at One Parkside was the result of a 10,970 square-foot expansion of an existing tenant.

Interest and other income decreased $110,000, or 53%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due primarily to a decrease in interest income on a lower average invested cash balance resulting from the November 1999 distribution of sale proceeds.

Expenses
--------
Operating expenses decreased $79,000, or 9%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease was primarily due to the recognition of prior year bad debt in the first quarter of 1999 and the payment of tax appeal fees in the first quarter of 1999, neither of which were incurred in the first quarter of 2000.

Interest expense decreased $12,000, or 4%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to the capitalization of interest (beginning subsequent to March 31, 1999) relative to development of a pad site at one of the Partnership's properties.

Depreciation and amortization increased $43,000, or 10%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to depreciation of additions to rental properties.

The March 31, 1999 loss on sale of real estate resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land decreased $21,000, or 18%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to the elimination of property taxes and association dues as a result of the land sales in early 1999.

General and administrative expenses decreased $15,000, or 5%, for the three months ended March 31, 2000 compared to the three months ended March 31,1999 due primarily to a reduction in investor relation service expenses.

The proposed dissolution costs of $18,000 and $39,000 during the three months ended March 31, 2000 and 1999, respectively, consisted of expenses incurred related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in Note 1.

Part II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership has breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to so purchase the property.

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

                     None

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


                              RANCON REALTY FUND V,
                        a California limited partnership

                                By      Rancon Financial Corporation
                                        a California corporation,
                                        its General Partner



Date:    May 12, 2000           By:     /s/  DANIEL L. STEPHENSON
                                        --------------------------
                                        Daniel L. Stephenson, President

Date:    May 12, 2000           By:     /s/  DANIEL L. STEPHENSON
                                        --------------------------
                                        Daniel L. Stephenson, General Partner