Form 10-Q
period 2000-06-30
RANCON REALTY FUND V
filed 2000-08-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                 (650) 343-9300
                                  -------------
              (Registrant's telephone number, including area code)

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

          Total number of units outstanding as of August 11, 2000: 96,336

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)


                                                                                    June 30,         December 31,
                                                                                     2000                1999
                                                                                  (Unaudited)         (Audited)
                                                                                 --------------     -------------
Assets
------
Investments in real estate:
   Rental property,  net of accumulated  depreciation
    of $19,019 and $18,199 at June 30, 2000 and December 31, 1999
     respectively                                                                $      28,038      $     28,465
   Land held for development                                                             2,978             2,757
                                                                                 -------------      ------------

               Total real estate investments                                            31,016            31,222

   Cash and cash equivalents                                                            11,295             5,413
   Accounts receivable                                                                   1,323             1,327
   Notes receivable                                                                        300             6,090
   Deferred financing costs and other fees, net of accumulated amortization of $2,498 and $2,342 at June 30, 2000 and
     December 31, 1999, respectively                                                       909               928
   Prepaid expenses and other assets                                                       713               651
                                                                                 -------------      ------------

              Total assets                                                       $      45,556      $     45,631
                                                                                 =============      ============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
   Notes payable                                                                 $      13,212      $     13,315
   Accounts payable and other liabilities                                                  294               411
   Deferred gain on sale of property                                                       275             4,034
                                                                                 -------------      ------------

              Total liabilities                                                         13,781            17,760
                                                                                 -------------      ------------

Commitments and contingent liabilities (see Note 4)                                         --                --

Partners' Equity (Deficit):
   General partners                                                                       (267)             (465)
   Limited partners 96,364 and 96,412 limited partnership units outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                       32,042            28,336
                                                                                 -------------      ------------

              Total partners' equity                                                    31,775            27,871
                                                                                 -------------      ------------

              Total liabilities and partners' equity                             $      45,556      $     45,631
                                                                                 =============      ============

           See accompanying notes to consolidated financialstatements.


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                       Three months ended                  Six months ended
                                                             June 30,                          June 30,
                                                    ---------------------------      ----------------------------
                                                       2000             1999             2000             1999
                                                    ------------    -----------      -----------      -----------
 Revenues:
 --------
    Rental income                                   $    1,819      $    1,486       $     3,577      $     3,064
    Deferred gain on sale of real estate                 3,891              --             3,891               --
    Interest and other income                              143             282               238              487
                                                    ----------      ----------       -----------      -----------

                Total revenues                           5,853           1,768             7,706            3,551
                                                    ----------      ----------       -----------      -----------

 Expenses:
 --------
    Operating                                              753             757             1,470            1,553
    Interest expense                                       302             317               608              635
    Depreciation and amortization                          482             444               949              868
    Loss on sale of real estate                             --              --                --                6
    Expenses  associated  with
       undeveloped land                                      7              31               103              148
    General and administrative                             338             304               622              603
    Proposed dissolution costs                              17             115                35              154
                                                    ----------      ----------       -----------      -----------

                Total expenses                           1,899           1,968             3,787            3,967
                                                    ----------      ----------       -----------      -----------

 Net income (loss)                                  $    3,954      $     (200)      $     3,919      $      (416)
                                                    ==========      ===========      ===========      ============

 Net income (loss) per limited partnership
        unit                                        $    38.96      $    (2.05)      $     38.60      $     (4.27)
                                                    ==========      ===========      ===========      ============

 Distributions per limited partnership unit:
       From net income                              $        --     $        --      $        --      $        --
       Representing return of capital                        --              --               --               --
                                                    -----------     -----------      -----------      -----------

                 Total distributions per
                    limited partnership unit        $        --     $        --      $        --      $        --
                                                    ===========     ===========      ===========      ===========

 Weighted average number of limited
    partnership units  outstanding  during
    each period used to compute net loss per
    limited partnership unit                            96,391         96,442            96,402           96,442
                                                    ==========      ==========       ===========      ===========



          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                      General             Limited
                                                     Partners             Partners             Total
                                                  ----------------     ---------------     -------------

     Balance at December 31, 1999                 $        (465)       $       28,336      $      27,871

     Retirement of limited partnership units                 --                   (15)               (15)

     Net income                                             198                 3,721              3,919
                                                  -------------        --------------      -------------

     Balance at June 30, 2000                     $        (267)       $       32,042      $      31,775
                                                  ==============       ==============      =============



































           See accompanying notes to consolidated financialstatements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                   Six months ended
                                                                                          June 30,
                                                                           -------------------------------------
                                                                                2000                    1999
                                                                           ----------------        -------------
Cash flows from operating activities:
    Net income (loss)                                                      $       3,919           $        (416)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Gain on sale of real estate                                                (3,891)                     --
       Net loss on sale of real estate                                                --                       6
       Depreciation and amortization                                                 949                     868
       Amortization of loan fees, included in
          interest expense                                                            27                      27
       Changes in certain assets and liabilities:
         Accounts receivable                                                           4                      --
         Deferred financing costs and other fees                                    (137)                   (112)
         Prepaid expenses and other assets                                           (62)                  5,506
         Accounts payable and other liabilities                                     (117)                     52
                                                                           --------------          -------------
         Net cash provided by operating activities                                   692                   5,931
                                                                           -------------           -------------
Cash flows from investing activities:
    Net proceeds from sales of land                                                   --                   2,088
    Additions to real estate investments                                            (614)                   (849)
    Principal receipts on notes receivable                                        5,922                      --
    Funds released from pledged cash                                                  --                     353
                                                                           -------------           -------------
         Net cash provided by investing activities                                 5,308                   1,592
                                                                           -------------           -------------
Cash flows from financing activities:
    Notes payable principal payments                                                (103)                    (95)
    Retirement of limited partnership units                                          (15)                     (1)
                                                                           --------------          -------------

         Net cash used for financing activities                                     (118)                    (96)
                                                                           --------------          -------------
Net increase in cash and cash equivalents                                          5,882                   7,427

Cash and cash equivalents at beginning of period                                   5,413                   3,073
                                                                           -------------           -------------

Cash and cash equivalents at end of period                                 $      11,295           $      10,500
                                                                           =============           =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $         599           $         609
                                                                           =============           =============
     Interest capitalized                                                  $          18           $          --
                                                                           =============           =============

          See accompanying notes to consolidated financial statements.


                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, A California Limited Partnership (the "Partnership") as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for the six months ended June 30, 2000 and 1999.

Asset Sale and Dissolution Proposal
-----------------------------------
At the beginning of 1999, the Partnership's business strategy had been to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A - Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). The Partnership's properties consist of eight rental properties and approximately 14 acres of unimproved land (approximately 6,000 square feet is under construction) in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties").

As of August 25, 1999, the expiration of the voting period, 96,442 limited partnership units ("Units") were outstanding. Of the total Units outstanding, 76,475 Unitholders, or 79%, had voted ("Units Voted") and no response was received from the remaining 21%. A final tabulation of the results of the Solicitation was made on August 25, 1999, with holders of 67,498 Units, or 88%, of the Units Voted in favor, holders of 7,271 Units, or 10%, against and holders of 1,706 Units, or 2%, abstaining. A total of 48 and 32 Units in 2000 and 1999, respectively, were repurchased as a result of Unitholders' requests for the Partnership to take over such Units. As of June 30, 2000, there were 96,364 Units outstanding.

Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties will be required to specify how their overall bid is allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package will be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and at the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund the acquisition price. The General Partner subsequently received three written offers from prospective buyers and selected one. In June 2000, this prospective buyer was completing its due diligence on the Tri-City properties, and the Partnership was preparing a Purchase and Sale Agreement for signature. Interest rates continued to rise, and the buyer determined that it was unable to fund the acquisition due to the changing economic conditions.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders primarily due to the increase in interest rates. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land. This aligns with the General Partner's goals of increasing revenues at the Tri-City Properties and increasing distributions to Unitholders.

The Partnership has not, as of the date of the filing of this Quarterly Report on Form 10-Q with the Commission, entered into any agreement for the sale of its properties, although the Partnership did, in 1997, grant to Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB"), a right to match offers for the purchase of the Partnership's properties ("GLB Matching Right"). GLB is not an affiliate of the Partnership.

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer received from an unaffiliated third party, to sell all or a portion of the Partnership's properties. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement which is to contain a reasonable feasibility study period for GLB. If, on the other hand, GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

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

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, both as a result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, that the proceeds will be distributed and the Partnership liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties could be sold, and the duration of any installment sales of any of the properties.

Allocation of Net Income and Net Loss
-------------------------------------
Allocation of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the general partners, subject to (i) If the limited partners and the general partners have as a result of an allocation of net loss a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and general partners in excess of the positive balance until the balances of the limited partners and general parnters capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

General Partner and Management Agreement
----------------------------------------
Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sold any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset management fee ($426,000 and $340,000 as of June 30, 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Consolidation
-------------
In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,135,000 at June 30, 2000, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Restatement of Equity
---------------------
Partners' equity has been restated as of December 31, 1999, to reflect an adjustment to correct prior years' allocations of net income and net loss between the general partner and the limited partners in accordance with the Partnership Agreement.

Note 2.      REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
             ----------------------------------------------
These unaudited consolidated financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1999 audited consolidated financial statements.

Note 3.      SALES OF REAL ESTATE
             --------------------

Perris-Ethanac land
--------------------
On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $6,000 loss on the sale which was reflected in the June 30, 1999 consolidated statement of operations. The sale generated net proceeds of $446,000.

Perris-Nuevo land
-----------------
On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999.

In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. The remaining note balance was $375,000. In April 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. The current remaining note balance is $300,000.

As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. As of the end of the second quarter of 2000, the Partnership had recognized a gain of $64,000 after receiving the $75,000 principal payment discussed above. The sale generated net proceeds of $113,000, prior to collections on the note.

Rancon Centre Ontario
---------------------
Also on January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note was secured by a deed of trust encumbering the RCO Buildings, bore interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. In March 2000, the buyer exercised this option and extended the note to June 1, 2000. As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note was received. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. The proceeds have been added to the Partnership's cash reserves and the full gain on sale of $3,827,000, including $132,000 of interest income collected in 2000, was recognized during the second quarter of 2000. The sale generated net proceeds of $1,529,000, prior to collections on the note.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------

The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $102,000 at June 30, 2000 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Note 5.      NOTES PAYABLE
             -------------

The following notes payable were outstanding as of June 30,2000 and December 31, 1999 (in thousands):

                                                                                 2000            1999
                                                                              ------------    ----------
Note payable with a 9.39% fixed rate of interest, monthly principal and interest payments (based on a 25-year  amortization) of $83 and a maturity date of August 1, 2006. The loan is secured by first deeds
of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza.              $    9,135      $    9,203

Note  payable  with an 8.25% fixed rate of interest, monthly principal and interest  payments (based on a 25-year  amortization)of $34 and a maturity date of  December  1,  2001.  The  loan is  secured  by a first
deed of trust on One Carnegie Plaza.                                               4,077           4,112
                                                                              ----------      ----------

        Total notes payable                                                   $   13,212      $   13,315
                                                                              ==========      ==========

Note 6.      DEFERRED INCOME
             ---------------
The Partnership's deferred income of $275,000 as of June 30, 2000, consists of the remaining deferred gain on the sale of the Perris-Nuevo land.

Note 7.      LEGAL PROCEEDINGS
             -----------------
On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to purchase the property.

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 30, 2000, the Partnership had cash of $11,295,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,016,000 which includes $28,038,000 in rental properties and $2,978,000 of land held for development within the Tri-City area. The Partnership currently holds a $300,000 note receivable from the buyer of the Perris-Nuevo land. A $5,715,000 note receivable from the buyer of Rancon Centre Ontario was recently paid off (see below for details).

The Partnership's primary liabilities include notes payable, totaling approximately $13,212,000 at June 30, 2000, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $15,622,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear interest rates of 8.25% and 9.39%.

Perris-Ethanac land
-------------------
On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $6,000 loss on the sale which was reflected in the June 30, 1999 consolidated statement of operations. The sale generated net proceeds of $446,000.

Perris-Nuevo land
-----------------
On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note is secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999.

In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. The remaining note balance was $375,000. In April 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. The current remaining note balance is $300,000.

As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note is received. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. As of the end of the second quarter of 2000, the Partnership had recognized a gain of $64,000 after receiving the $75,000 principal payment discussed above. The sale generated net proceeds of $213,000, prior to collections on the note.

Rancon Centre Ontario
---------------------
Also on January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note was secured by a deed of trust encumbering the RCO Buildings, bore interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. In March 2000, the buyer exercised this option and extended the note to June 1, 2000.

As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,274,000 gain on sale until collection of the note was received. As of December 31, 1999, the Partnership had collected interest income totaling $421,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. The proceeds have been added to the Partnership's cash reserves and the full gain on sale of $3,827,000, including $132,000 of interest income collected in 2000, was recognized during the second quarter of 2000. The sale generated net proceeds of $1,529,000, prior to collections on the note.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2000, for sales that transpired in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership's cash balance at June 30, 2000, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Aside from the foregoing and the current plan to develop the unimproved land within the Tri-City Properties, the Partnership knows of no demands, commitments, events or uncertainties, which might effect its liquidity or capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities
--------------------
For the period ended June 30, 2000, the Partnership's cash provided by operating activities totaled $692,000.

The $137,000 increase in deferred financing costs and other fees at June 30, 2000, compared to December 31, 1999, was primarily due to lease commissions paid for new and renewal leases.

The $62,000 increase in prepaid expenses and other assets at June 30, 2000, compared to December 31, 1999, was primarily due to an increase in the mortgage impound accounts for property taxes, and prepayments for the third quarter investor relations services and association fees.

The $117,000 decrease in accounts payable and other liabilities at June 30, 2000, compared to December 31, 1999, was primarily due to payment of accrued property taxes.

Investing Activities
--------------------
During the period ended June 30, 2000, the Partnership's cash provided by investing activities totaled $5,308,000, which consisted of $5,922,000 of principal and interest collected on the RCO and Nuevo note receivables, offset by $614,000 of cash used for capital additions to real estate.

Financing Activities
--------------------
During the period ended June 30, 2000, the Partnership's cash used for financing activities totaled $118,000, which consisted of principal payments on its two notes payable of $103,000 and $15,000 paid to redeem 48 limited partnership units.

Results of Operations
---------------------
Revenues
--------
Rental income increased $513,000, or 17%, and $333,000, or 22%, during the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, due primarily to increased occupancy at two of the Partnership's properties.

                                                          June 30,
                                             -----------------------------------
                                                  2000                1999
                                             ---------------     ---------------
     One Carnegie Plaza                            85%                 58%
     Two Carnegie Plaza                            79%                 79%
     Carnegie Business Center II                   62%                 59%
     Lakeside Tower                                96%                 96%
     Santa Fe                                     100%                100%
     One Parkside                                 100%                100%
     Bally's Health Club                          100%                100%
     Outback Steakhouse                           100%                100%

As of June 30, 2000, tenants at Tri-City occupying substantial portions of leased rental space included: (i) The Burlington Northern and Santa Fe railway company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; (iv) Holiday Spa Health Club with a lease through December 2010; and (v) New York Life with a lease through May 2004. These five tenants, in the aggregate, occupied approximately 139,712 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 33% of the total rental income of the Partnership during the second quarter of 2000.

The twenty-seven-percentage point increase in occupancy from June 30, 1999 to June 30, 2000 at One Carnegie Plaza was the result of leasing 9,713 square feet of previously vacant office space to three new tenants, and a 18,128 square foot expansion for an existing tenant.

The three-percentage point increase in occupancy from June 30, 1999 to June 30, 2000 at Carnegie Business Center II was the result of leasing 4,183 square feet of previously vacant space to an existing tenant. This increase was slightly offset by a decrease in occupancy due to an existing tenant downsizing 2,760 square feet of space upon expiration of their lease.

The gain on sale of real estate of $3,891,000 for the six and three months ended June 30, 2000 consists of the recognition of $3,827,000 of the deferred gain on sale of Rancon Centre Ontario, and $64,000 of the deferred gain on sale of the Perris-Nuevo land.

Interest and other income decreased $249,000, or 51%, and $139,000, or 49%, during the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to a decrease in interest income on a lower average invested cash balance resulting from the November 1999 distribution of sale proceeds.

Expenses
--------
Operating expenses decreased $83,000, or 5%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to the recognition of prior year bad debt in the first quarter of 1999 and the payment of tax appeal fees in the first quarter of 1999, neither of which were incurred in the first quarter of 2000. Operating expenses varied slightly for the three months ended June 30, 2000, compared to the three months ended June 30, 1999.

Interest expense decreased $27,000, or 4%, and $15,000, or 5%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to the capitalization of interest (beginning subsequent to June 30, 1999) related to development of a pad site at one of the Partnership's properties.

Depreciation and amortization increased $81,000, or 9%, and $38,000, or 9%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to depreciation of additions to rental properties.

The loss on sale of real estate of $6,000 for the six months ended June 30, 1999 resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land decreased $45,000, or 30%, and $24,000, or 77%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to refunds of real estate taxes received in 2000.

General and administrative expenses increased $19,000, or 3%, and $34,000, or 11%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to an increase in asset management fees resulting from the CPI increase adjustment to the fee.

The proposed dissolution costs incurred during the six and three months ended June 30, 2000 and 1999, respectively, consist of expenses related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in Note 1.

Part II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to purchase the property.


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


                              RANCON REALTY FUND V,
                              a California limited partnership

                              By         Rancon Financial Corporation
                                         a California corporation,
                                         its General Partner



Date:    August 11, 2000      By:        /s/  DANIEL L. STEPHENSON
                                         --------------------------
                                         Daniel L. Stephenson, President

Date:    August 11, 2000      By:        /s/  DANIEL L. STEPHENSON
                                         --------------------------
                                         Daniel L. Stephenson, General Partner