Form 10-Q
period 2000-09-30
RANCON REALTY FUND V
filed 2000-11-14
CIK 769131

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Total number of units outstanding as November 14, 2000: 76,279

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)


                                                                               September 30,      December  31,
                                                                                   2000                 1999
                                                                               (Unaudited)           (Audited)
                                                                             -----------------    -------------
Assets
Investments in real estate:
   Rental property,  net of accumulated  depreciation
     of $19,432 and $18,199 at September 30, 2000 and
     December 31, 1999, respectively                                         $      27,784        $      28,465
   Land held for development                                                         3,332                2,757
                                                                             -------------        -------------

           Total real estate investments                                            31,116               31,222

   Cash and cash equivalents                                                        11,774                5,413
   Accounts receivable                                                               1,300                1,327
   Notes receivable                                                                     --                6,090
   Deferred financing costs and other fees, net of accumulated amortization of $2,573 and $2,342 at September 30, 2000
     and December 31, 1999, respectively                                               837                  928
   Prepaid expenses and other assets                                                   782                  651
                                                                             -------------        -------------

                   Total assets                                              $      45,809        $      45,631
                                                                             =============        =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                                             $      13,131        $      13,315
   Accounts payable and other liabilities                                              720                  411
   Deferred income                                                                      --                4,034
                                                                             -------------        -------------

            Total liabilities                                                       13,851               17,760
                                                                             -------------        -------------

Commitments and contingent liabilities (see Note 4)                                     --                   --

Partners' Equity (Deficit):
   General partners                                                                   (257)                (465)
   Limited partners, 96,289 and 96,412 limited partnership units outstanding at September 30, 2000 and December 31, 1999,
     respectively                                                                   32,215              28,336
                                                                             --------------       -------------

            Total partners' equity                                                  31,958               27,871
                                                                             -------------        -------------

                    Total liabilities and partners' equity                   $      45,809        $      45,631
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                       Three months ended                 Nine months ended
                                                            September 30                    September 30,
                                                    -----------------------------    ----------------------------
                                                       2000             1999            2000            1999
                                                    ------------    -------------    ------------    ------------
 Revenues
    Rental income                                   $    1,844      $    1,643       $     5,421     $     4,707
    Gain on sales of real estate                           275              --             3,612              --
    Interest and other income                              177             273               969             760
                                                    ----------      ----------       -----------     -----------
            Total revenues                               2,296           1,916            10,002           5,467
                                                    ----------      ----------       -----------     -----------

 Expenses
    Operating                                              771             810             2,241           2,363
    Interest expense                                       297             316               905             951
    Depreciation and amortization                          476             470             1,425           1,338
    Loss on sale of real estate                             --              --                --               6
    Expenses  associated  with
       undeveloped land                                    180              95               283             243
    General and administrative                             359             298               981             901
    Proposed dissolution costs                               7             148                42             302
                                                    ----------      ----------       -----------     -----------
            Total expenses                               2,090           2,137             5,877           6,104
                                                    ----------      ----------       -----------     -----------

    Net income (loss)                               $      206      $     (221)      $     4,125     $      (637)
                                                    ==========      ===========      ===========     ============

 Net income (loss) per limited partnership unit
                                                    $     2.04      $    (2.27)      $     40.64     $     (6.54)
                                                    ==========      ===========      ===========     ============

 Distributions per limited partnership unit:
       From net income                              $        --     $        --      $        --     $        --
       Representing return of capital                        --              --               --              --
                                                    -----------     -----------      -----------     -----------

       Total distributions per limited
        partnership unit                            $        --     $        --      $        --     $        --
                                                    ===========     ===========      ===========     ===========

 Weighted average number of limited  partnership
    units outstanding during each period used to
    compute net income (loss) per limited
    partnership unit                                     96,342          96,442            96,382          96,442
                                                    ===========     ===========      ============    ============





          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                                  For the nine months ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)


                                                      General             Limited
                                                     Partners             Partners             Total
                                                  ----------------     ---------------     -------------

     Balance at December 31, 1999                 $        (465)       $      28,336       $      27,871

     Retirement of limited partnership units                 --                  (38)                (38)

     Net income                                             208                3,917               4,125
                                                  -------------        -------------       -------------

     Balance at September 30, 2000                $        (257)       $      32,215       $      31,958
                                                  ==============       =============       =============



































          See accompanying notes to consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                         Nine months ended
                                                                             September 30,
                                                                 ---------------------------------------
                                                                      2000                    1999
                                                                 ----------------        ---------------
Cash flows from operating activities:
    Net income (loss)                                            $       4,125           $        (637)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       (Gain) loss on sales of real estate                              (3,612)                      6
       Deferred interest income on note receivable                        (422)                     --
       Depreciation and amortization                                     1,425                   1,338
       Amortization of loan fees, included in
          interest expense                                                  39                      40
       Changes in certain assets and liabilities:
         Accounts receivable                                                27                     (86)
         Deferred financing costs and other fees                          (140)                   (213)
         Prepaid expenses and other assets                                (131)                  5,361
         Accounts payable and other liabilities                            309                     289
                                                                 -------------           -------------
         Net cash provided by operating activities                       1,620                   6,098
                                                                 -------------           -------------
Cash flows from investing activities:
    Net proceeds from sales of real estate                                  --                   2,088
    Additions to real estate investments                                (1,127)                 (1,209)
    Principal receipts on notes receivable                               6,090                      --
    Funds released from pledged cash                                        --                     353
                                                                 -------------           -------------
         Net cash provided by investing activities                       4,963                   1,232
                                                                 -------------           -------------
Cash flows from financing activities:
    Notes payable principal payments                                      (184)                   (143)
    Retirement of limited partnership units                                (38)                    (12)
                                                                 --------------          --------------

         Net cash used for financing activities                           (222)                   (155)
                                                                 --------------          --------------

Net increase in cash and cash equivalents                                6,361                   7,175

Cash and cash equivalents at beginning of period                         5,413                   3,073
                                                                 -------------           -------------

Cash and cash equivalents at end of period                       $      11,774           $      10,248
                                                                 =============           =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $         898           $         911
                                                                 =============           =============
     Interest capitalized                                        $          32           $          --
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

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund V, a California Limited Partnership (the "Partnership") as of September 30, 2000 and December 31, 1999, and the related unaudited consolidated statements of operations and cash flows for the nine months ended September 30, 2000 and 1999.

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

A total of 75 and 32 Units in 2000 and 1999, respectively, were repurchased as a result of Unitholders' requests for the Partnership to take over such Units. As of September 30, 2000, there were 96,289 Units outstanding.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

Allocation of Net Income and Net Loss
-------------------------------------
Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the general partners, however, if the limited partners and the general partners have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and general partners in excess of the positive balance until the balances of the limited partners and general partners capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

General Partners and Management Agreement
-----------------------------------------
Effective January 1, 1995, Glenborough entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf, for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services and Preferred Partnership Services, Inc., a California Corporation unaffiliated with the Partnership, contracted to assume these services. In August 1998, the management agreement was further amended to provide Glenborough with a guarantee of a specified amount of asset management and property management fees through December 31, 1999, regardless of whether the Partnership sold any or all of its properties prior to such date. In exchange, Glenborough waived any and all claims related to liquidated damages under the agreement to which it may have otherwise been entitled.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($640,000 and $569,000 as of September 30, 2000 and 1999); (ii) sales fees of 2% for improved properties and 4% for land;
(iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should

Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Basis of Accounting
-------------------
The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Consolidation
-------------
In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,100,000 at September 30, 2000, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

Note 3.      SALES OF REAL ESTATE
             --------------------
Perris-Ethanac land
-------------------
On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $6,000 loss on the sale, and the sale generated net proceeds of $446,000.

Perris-Nuevo land
-----------------
On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note was secured by a deed of trust encumbering the Perris-Nuevo land, bears interest at 6% per annum and had an original maturity date of November 15, 1999.

In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. In April 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. On September 15, 2000, the buyer paid off the entire remaining note amount of $300,000. The proceeds have been added to the Partnership's cash reserve.

As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. As of September 30, 2000, the Partnership recognized the remaining gain on sale of $339,000 after receiving the $375,000 final principal payment discussed above.

Rancon Centre Ontario
---------------------
Also on January 29, 1999, the Partnership sold five distribution-center buildings (referred to as Rancon Centre Ontario) located in Ontario, California to an unaffiliated third party for $7,650,000. The Partnership loaned $5,715,000 to the buyer (the "RCO Note"). The RCO Note was secured by a deed of trust encumbering the RCO Buildings, bore interest at 8% and had an original maturity date of March 1, 2000 with an option to extend the maturity date to June 1, 2000. In March 2000, the buyer exercised this option and extended the note to June 1, 2000. As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,273,000 gain on sale until collection of the note was received. As of December 31, 1999, the Partnership had collected interest income totaling $422,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. In addition, $132,000 of interest income from the note was collected in 2000. The proceeds have been added to the Partnership's cash reserves. The deferred gain on sale of $3,273,000 and the interest income totaling $554,000 from the note was recognized during the second quarter of 2000.

Note 4.      COMMITMENTS AND CONTINGENT LIABILITIES
             --------------------------------------
The Partnership is contingently liable for subordinated real estate commissions payable to the Sponsors in the aggregate amount of $102,000 at September 30, 2000 for sales that were completed in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Note 5.      NOTES PAYABLE
             -------------

The following notes payable were outstanding as of September 30, 2000 and December 31, 1999 (in thousands):
                                                                                          2000             1999
                                                                                       ------------    ----------
Note payable with a 9.39% fixed rate of interest, monthly principal and interest payments (based on a 25-year  amortization) of $83 and a maturity date of August
1, 2006. The loan is secured by first deeds of trust on Lakeside Tower, One
Parkside and Two Carnegie Plaza.                                                       $    9,100      $    9,203

Note  payable  with an 8.25%  fixed  rate of  interest,  monthly  principal  and interest  payments (based on a 25-year  amortization) of $34 and a maturity date of  December  1,  2001.  The  loan is  secured  by a first  deed of trust on One
Carnegie Plaza.
                                                                                            4,031           4,112
                                                                                       ----------      ----------

        Total notes payable                                                            $   13,131      $   13,315
                                                                                       ==========      ==========

Note 6.      DEFERRED INCOME
             ---------------
The Partnership's deferred income of $4,034,000 as of December 31, 1999 consists of the deferred gains on sales of Rancon Centre Ontario ($3,273,000,) and the Perris-Nuevo land ($339,000) plus the interest income from the RCO note ($422,000).

Note 7.      PROPOSED DISSOLUTION COSTS
             --------------------------
The proposed dissolution costs consist of expenses related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in Note 1 of the Notes to the Consolidated Financial Statements.

Note 8.      LEGAL PROCEEDINGS
             -----------------
On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to purchase the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the Partnership's December 31, 1999 audited consolidated financial statements, and the notes to the audited consolidated financial statements.

Asset Sale and Dissolution Proposal
-----------------------------------
The Partnership's properties consist of eight rental properties and approximately 14 acres of unimproved land (approximately 6,000 square feet is under construction) in the Tri-City Corporate Centre in San Bernardino, California (the "Tri-City Properties"). Subsequent to obtaining the consent of the majority of the Unitholders, the General Partner grouped the properties into two or more packages of properties (such as separate packages of retail properties, office properties and unimproved land) and included properties in the Tri-City Corporate Centre which are owned by Rancon Realty Fund IV ("Fund IV"), a partnership also sponsored by the General Partner. Bidders for any package of properties containing the Partnership's and Fund IV's properties were required to specify how their overall bid was allocated among the individual properties in the package, and the proceeds and expenses from the sales of any such package were to be apportioned between the Partnership and Fund IV based upon such allocation. The General Partner hired an independent real estate firm to market the properties and to prepare marketing materials and informational brochures. The informational brochures were presented to a number of prospective buyers and at the end of September 1999, the General Partner had received 39 signed confidentiality agreements requesting offering memorandums. The General Partner closed the bidding process with a request for "best and final offers" and received six final bids on the Tri-City properties in early November 1999. In November 1999, the General Partner entered into a due diligence period with a potential buyer. In January 2000, this due diligence period was terminated largely due to the impact of rising interest rates on the potential buyer's ability to fund the acquisition price. The General Partner subsequently received three written offers from prospective buyers and selected one. In June 2000, this prospective buyer was completing its due diligence on the Tri-City properties, and the Partnership was preparing a Purchase and Sale Agreement for signature. Interest rates continued to rise, and the buyer determined that it was unable to fund the acquisition due to the changing economic conditions.

After extensive work on the potential sale of the Assets, the General Partner has determined that, at this time, it is not possible to sell the Tri City properties to the most qualified bidders. The General Partner currently intends to retain the Tri City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis. This aligns with the General Partner's goals of increasing revenues at the Tri-City Properties and increasing distributions to Unitholders.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations, including statements regarding the Partnership's estimate of the timing of the sale of the Partnership's remaining properties, the distribution of proceeds and the liquidation of the Partnership. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The General Partners' current plans are subject to change, both as a result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located. There can be no assurance that regulatory approval will be obtained, if and when consent solicitation materials will be mailed to Limited Partners, that a proposal for the sale of all of the Partnership's remaining properties and liquidation of the Partnership will be approved, or if and when the properties will be sold, that the proceeds will be distributed and the Partnership of liquidated. The timing of any sale of the Partnership's remaining properties, the distribution of proceeds, and the liquidation of the Partnership are subject to various and significant uncertainties, many of which are beyond the Partnership's control and which could delay any sale of the Partnership's remaining properties, liquidation of the Partnership, and distribution of proceeds significantly beyond the time periods estimated above. Among such uncertainties are the demand for the Partnership's properties by potential purchasers, the availability of capital for potential purchasers, the actual dates when properties could be sold, and the duration of any installment sales of any of the properties.

Liquidity and Capital Resources
-------------------------------
As of September 30, 2000, the Partnership had cash of $11,774,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,116,000 which includes $27,784,000 in rental properties and $3,332,000 of land held for development within the Tri-City area.

The Partnership's primary liabilities include notes payable, totaling approximately $13,131,000 at September 30, 2000, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $21,111,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear interest rates of 8.25% and 9.39%, respectively.

Perris-Ethanac land
-------------------
On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the Perris- Ethanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $6,000 loss on the sale, and the sale generated net proceeds of $446,000.

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

In November 1999, the note was amended to extend the maturity date to April 15, 2000 with a partial principal payment of $100,000. In April 2000, the note was further amended to extend the maturity date to September 15, 2000 with a partial principal payment of $75,000. On September 15, 2000, the buyer paid off the entire remaining note amount of $300,000. The proceeds have been added to the Partnership's cash reserve.

As the sale included a $475,000 promissory note from the buyer to the Partnership, the Partnership deferred recognition of the $443,000 gain on sale until collection of the note. During the year ended December 31, 1999, the Partnership recognized a gain of $104,000 after receiving the $100,000 principal payment discussed above. As of September 30, 2000, the Partnership recognized the remaining gain on sale of $339,000 after receiving the $375,000 final principal payment discussed above.

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

As the sale of Rancon Centre Ontario included a $5,715,000 promissory note from the Partnership to the buyer, the Partnership deferred recognition of the $3,273,000 gain on sale until collection of the note was received. As of December 31, 1999, the Partnership had collected interest income totaling $422,000 from the RCO Note, which was included in the deferred gain in the accompanying consolidated balance sheet as of December 31, 1999, to be recognized upon collection of the note.

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. In addition, $132,000 of interest income from the note was collected in 2000. The proceeds have been added to the Partnership's cash reserves. The deferred gain on sale of $3,273,000 and the interest income totaling $554,000 from the note was recognized during the second quarter of 2000. The sale generated net proceeds of $1,529,000, prior to collections on the note.

The sale generated net proceeds of $1,529,000, prior to collections of the note.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales and interest income from invested cash balances. Cash generated from property sales is generally added to the Partnership's cash reserves, pending use in the development of properties or distribution to the partners.

Management believes that the Partnership's cash balance at September 30, 2000, together with the cash from operations, sales and financing, will be sufficient to finance the Partnership's and the properties' continued operations and development plans, on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties might effect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities
--------------------
For the nine months ended September 30, 2000, the Partnership's cash provided by operating activities totaled $1,620,000.

The $27,000 decrease in accounts receivable at September 30, 2000, compared to December 31, 1999, was primarily due to collections of rental income.

The $140,000 increase in deferred financing costs and other fees at September 30, 2000, compared to December 31, 1999, was primarily due to lease commissions paid for new and renewal leases.

The $131,000 increase in prepaid expenses and other assets at September 30, 2000, compared to December 31, 1999, was primarily due to an increase in mortgage impound reserve accounts, and prepayments of the fourth quarter investor services fee as well as association dues.

The $309,000 increase in accounts payable and other liabilities at September 30, 2000, compared to December 31, 1999, was primarily due to an increase in accrued property taxes and construction costs for the development of a pad site at one of the Partnership's land parcels.

Investing Activities
--------------------
During the period ended September 30, 2000, the Partnership's cash provided by investing activities totaled $4,963,000, which consisted of $6,090,000 of principal and interest collected on the RCO and Nuevo note receivables, offset by $1,127,000 of cash used for capital additions to real estate.

Financing Activities
--------------------
During the period ended September 30, 2000, the Partnership's cash used for financing activities totaled $222,000, which consisted of principal payments on its two notes payable of $184,000 and $38,000 paid to redeem 75 limited partnership units.

Results of Operations
---------------------
Revenues
--------
Rental income increased $201,000, or 12%, and $714,000, or 15%, during the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, due primarily to increased occupancy at the One Carnegie Plaza property.

Occupancy rates at the Tri-City properties as of September 30, 2000 and 1999 were as follows:

                                                   September 30,
                                        ------------------------------------
                                             2000                1999
                                        ---------------     ----------------
     One Carnegie Plaza                       85%                 64%
     Two Carnegie Plaza                       79%                 84%
     Carnegie Business Center II              67%                 70%
     Lakeside Tower                           95%                 97%
     Santa Fe                                100%                100%
     One Parkside                            100%                100%
     Bally's Health Club                     100%                100%
     Outback Steakhouse                      100%                100%

As of September 30, 2000, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) The Burlington Northern and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; (iv) Holiday Spa Health Club with a lease through December 2010; and (v) New York Life with a lease through May 2004. These five tenants, in the aggregate, occupied approximately 139,712 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 33% of the total rental income of the Partnership during the third quarter of 2000.

The 21% increase in occupancy from September 30, 1999 to September 30, 2000 at One Carnegie Plaza was the result of leasing 2,700 square feet of previously vacant office space to a new tenant, and a 18,128 square foot expansion for an existing tenant.

The 5% decrease in occupancy from September 30, 1999 to September 30, 2000 at Two Carnegie Business Plaza was due to a 5,212 square foot tenant moving out upon its lease expiration. Management is aggressively marketing the space.

The 3% decrease in occupancy from September 30, 1999 to September 30, 2000 at Carnegie Business Center II was due to an existing tenant downsizing 2,760 square feet of space upon expiration of their lease, and a 2,779 square foot lease expiration as well. This decrease was slightly offset by an increase due to the leasing of 4,183 square feet of previously vacant space to an existing tenant.

The 2% decrease in occupancy from September 30, 1999 to September 30, 2000 at Lakeside Tower was due to a 1,812 square foot tenant vacating upon its lease expiration.

The gain on sales of real estate of $275,000 and $3,612,000 for the three and nine months ended September 30, 2000 consists of the recognition of deferred gains on sales of Perris-Nuevo land and Rancon Centre Ontario.

Interest and other income decreased $96,000, or 35%, during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily due to the deferral of interest income on the RCO note which began subsequent to September 30, 1999. Interest and other income increased $209,000, or 28%, during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to the recognition of deferred interest income on the payoff of the RCO note in the second quarter of 2000.

Expenses
--------
Operating expenses decreased $39,000, or 5%, and $122,000, or 5%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to the recognition of prior year bad debt in 1999, and the receipt of a prior year real estate tax refund from the tax appeal for One Carnegie Plaza in 2000.

Interest expense decreased $19,000, or 6%, and $46,000, or 5%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to the capitalization of interest (beginning subsequent to September 30, 1999) related to the development of a pad site at one of the Partnership's land parcels.

Depreciation and amortization increased $6,000, or 1%, and $87,000, or 6%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to depreciation of additions to rental properties. During the three months ended September 30, 2000, the increase was slightly offset by the decrease of depreciation of certain assets that had been fully depreciated prior to the three months ended September 30, 2000.

The loss on sale of real estate of $6,000 for the nine months ended September 30, 1999 resulted from the sale of the Perris-Ethanac land.

Expenses associated with undeveloped land increased $85,000, or 89%, and $40,000, or 16%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to real estate tax refunds received in 1999.

General and administrative expenses increased $61,000, or 20%, and $80,000, or 9%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, primarily due to an increase in asset management fees resulting from a CPI increase adjustment to the fee.

The proposed dissolution costs incurred during the three and nine months ended September 30, 2000 and 1999, respectively, consist of expenses related to the Solicitation and the Asset Sale and Dissolution Proposal as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The decrease in these costs in 2000 was primarily due to the discontinuation of the plan to sell the properties.

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


                                     RANCON REALTY FUND V,
                                     a California limited partnership

                                     By:      Rancon Financial Corporation
                                              a California corporation,
                                              its General Partner



Date:    November 14, 2000         By:       /s/  DANIEL L. STEPHENSON
                                            --------------------------
                                            Daniel L. Stephenson, President

Date:    November 14, 2000           By:  /s/  DANIEL L. STEPHENSON
                                          --------------------------
                                          Daniel L. Stephenson, General Partner