Form 10-K405
period 2000-12-31
RANCON REALTY FUND V
filed 2001-03-30
CIK 769131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from_____ to_____ .

                         COMMISSION FILE NUMBER: 0-16467

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             California                                33-0098488
     -----------------------------                    --------------
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

  400 South El Camino Real, Suite 1100                 94402-1708
        San Mateo, California                          ----------
       ---------------------                           (Zip Code)
(Address of principal executive offices)

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. Not applicable

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

The Partnership's initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed nine projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, a 6,500 square foot restaurant, and a 6,004 square foot retail space completed in September 2000. Subsequent acquisitions have included approximately 56.3 acres of unimproved land in Ontario, California (known as Rancon Centre Ontario) in May 1987, a portion of which has since been developed, approximately 23.8 acres of unimproved land in Perris, California (known as Perris-Ethanac Road) in March 1989 and approximately 83 acres of unimproved land in Perris, California (known as Perris-Nuevo Road) in December 1989. All of the unimproved land was sold in 1999. The Partnership's properties are more fully described in Item 2.

In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). The Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender, Bear, Stearns Funding, Inc., of a new $9,600,000 loan. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,063,000 at December 31, 2000; matures on August 1, 2006; has a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by each investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. Approximately 1,805 Units were repurchased in connection with this offer. A total of 1,961 Units and 32 Units were repurchased in 2000 and 1999, respectively. As of December 31, 2000, there were 94,451 Units outstanding.

Asset Management, Sale and Dissolution Strategy

Prior to 2000, the Partnership's business strategy was to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A -- Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). A final tabulation of the results of the Solicitation was made on August 25, 1999, with 67,498 Unitholders, or 88%, voting in favor, 7,271 Unitholders, or 10%, against and 1,706 Unitholders, or 2%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders and after extensive work on the potential sale of the Assets, the General Partner has determined that it is not possible to sell the Tri-City properties to the most qualified bidders at this time. The General Partner currently intends to retain the Tri-City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

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

Pursuant to the GLB Matching Right and the right of first refusal, the General Partner is required to give prompt written notice to GLB of the price and other terms and conditions of any offer received from an unaffiliated third party. GLB has ten days after receipt of the Partnership's written notice to accept or reject the purchase price and other terms and conditions of the sale. If GLB exercises its matching right and agrees to purchase all or a portion of the Partnership's properties at the specified price and on the other terms and conditions, the Partnership and GLB must promptly execute a purchase agreement. The purchase agreement is to contain a reasonable feasibility study period for GLB. If GLB notifies the Partnership that it does not intend to exercise its matching right or fails to respond within the ten-day period, then the Partnership has the right to sell all or a portion of the Partnership's properties to the unaffiliated third party buyer as set forth in the Partnership's notice to GLB.

The discussion above contains forward-looking statements regarding the Partnership's plans, goals and expectations. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. All forward-looking statements included in this document are based on information available to the Partnership on the date hereof, and reflect the best judgment of the management of the Partnership. The General Partner's current plans are subject to change, both as of result of changes in general business and economic conditions as well as changes in the local real estate markets where the Partnership's properties are located.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership's properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties, are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

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

Tri-City Corporate Centre is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

Tri-City Properties

The Partnership's improved properties in the Tri-City Corporate Centre are as follows:

          Property                               Type                       Square Feet
   ---------------------------       ------------------------------         -----------
   One Carnegie Plaza                Two, two story office buildings          107,278
   Two Carnegie Plaza                Two story office building                 68,957
   Carnegie Business Center II       Two R & D buildings                       50,867
   Santa Fe                          One story office building                 36,288
   Lakeside Tower                    Six story office building                112,791
   One Parkside                      Four story office building                70,068
   Bally's Health Club               Health club facility                      25,000
   Outback Steakhouse                Restaurant                                 6,500
   Palm Court Retail #3              Retail                                     6,004

These nine properties total approximately 484,000 rentable square feet and offer a wide range of commercial, R & D and office product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 11 million square feet of office space and an overall vacancy rate of approximately 18.14% as of December 31, 2000, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2000, the Partnership has 395,382 square feet of office space with a vacancy rate of 12%, 50,867 square feet of R & D space with a vacancy rate of 28% and 37,504 square feet of commercial space with a vacancy rate of 16%.

Occupancy levels for the Partnership's Tri-City buildings for each of the five years ended December 31, 2000 expressed as a percentage of the total net rentable square feet, were as follows:

                                             2000         1999        1998       1997      1996
                                             ----         ----        ----       ----      ----
One Carnegie Plaza                            76%          64%         50%        85%       87%
Two Carnegie Plaza                            78%          85%         82%        81%       83%
Carnegie Business Center II                   72%          78%         78%        74%       65%
Santa Fe                                     100%         100%        100%       100%      100%
Lakeside Tower                                95%          95%         93%        86%       90%
One Parkside                                 100%         100%         79%        66%       92%
Bally's Health Club                          100%         100%        100%       100%      100%
Outback Steakhouse                           100%         100%        100%       100%      100%
Palm Court Retail #3                         N/A          N/A         N/A        N/A       N/A

In 2000, management renewed 11 leases, totaling 79,846 square feet, expanded 2 existing tenants by 6,375 square feet, and executed 4 new leases totaling 11,090 square feet of space. In 2001, 16 leases, totaling 72,502 square feet, are due to expire. Of these, management has renewed six tenants' leases totaling 27,691 square feet, and is currently negotiating lease renewals with two tenants totaling 2,329 square feet of space, while two tenants occupying 17,380 square feet have indicated that they will vacate upon expiration of their leases. The remaining tenants occupying 22,082 square feet of space, with lease expirations in the latter part of 2001, have not yet indicated whether they will renew their leases or vacate the premises. Management, with independent leasing brokers, is aggressively marketing the spaces.

The annual effective rents per square foot for each of the five years ended December 31, 2000 were as follows:

                                   2000          1999          1998          1997          1996
                                 --------      --------      --------      --------      --------
One Carnegie Plaza               $  15.90      $  15.09      $  14.96      $  14.74      $  14.85
Two Carnegie Plaza               $  15.90      $  15.59      $  15.41      $  15.70      $  15.91
Carnegie Business Center II      $  10.83      $  10.66      $  10.56      $  10.73      $  10.91
Santa Fe                         $  17.47      $  17.18      $  17.03      $  16.87      $  16.64
Lakeside Tower                   $  19.07      $  18.69      $  18.59      $  17.43      $  16.72
One Parkside                     $  21.04      $  20.63      $  18.19      $  17.80      $  17.86
Bally's Health Club              $   9.85      $   9.85      $   9.85      $   9.85      $   9.85
Outback Steakhouse               $  13.85      $  13.85      $  13.85      $  13.85      $  13.85
Palm Court Retail #3                  N/A           N/A           N/A           N/A           N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

The Partnership's Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2000:

                        Atchison,
                        Topeka and
                        Santa Fe        Computer                        Holiday Spa      New York Life
Tenant                  Railway Co.     Associates     Chicago Title    Health Club      Insurance
                        -----------     ----------     -------------    -----------      -------------
                                        One Carnegie                    Bally's
Building                Santa Fe        Plaza          One Parkside     Health Club      One Parkside

Nature of Business      Transportation  Software       Real Estate      Health Club      Insurance
                                                       Services

Lease Term              5 yrs           5 yrs          10 yrs           14 yrs           5 yrs

Expiration Date         9/30/04         11/30/05       2/03/04          12/31/10         5/31/04

Square Feet             36,288          16,723         31,249           25,000           21,031

(% of rentable total)   8%              5%             7%               5%               4%

Annual Rent             $634,115        $379,903       $608,733         $246,250         $373,056

Future Rent Increases   3% in 2001      3% annually    None             15% in 2001      4% in 2002
                                                                        and 2006

Renewal Options         Three 5-yr.     Two 3-yr.      None             Three 5-yr.      Two 5-yr
                        options         options                         options          options

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and deeds of trust:

                                                   One              Lakeside Tower,
                                                 Carnegie          One Parkside and
Security                                          Plaza           Two Carnegie Plaza
                                                 --------         ------------------
Principal balance at December 31, 2000          $4,047,000           $9,063,000

Interest Rate                                         8.25%                9.39%

Monthly Payment                                 $   33,995           $   83,142

Maturity Date                                     12/01/01              8/01/06


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

RANCON CENTRE ONTARIO

In 1987, the Partnership acquired approximately 56.3 acres of undeveloped land in Ontario, San Bernardino County, California, for a purchase price of $5,905,000. The property is immediately north of Interstate 10, near Interstate 15, and is zoned for industrial and light manufacturing use.

The Partnership completed the first of three phases of development in 1988, consisting of seven distribution-center buildings totaling 326,000 square feet. Two buildings of these, totaling 81,000 square feet, were sold following completion. In an effort to facilitate build-to-suits, the Partnership purchased a 5.76-acre parcel of land located between Phase II and Phase III in December 1995. This purchase prevented development adverse to the Partnership's interests.

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

On April 14, 2000, the buyer paid off the entire note amount of $5,715,000 prior to the note maturity date of June 1, 2000. In addition, $132,000 of interest income from the note was collected in 2000. The proceeds have been added to the Partnership's cash reserves. The deferred gain on sale of $3,273,000 and the interest income totaling $554,000 from the note were recognized during the second quarter of 2000.

PERRIS-NUEVO ROAD

On January 29, 1999, the Partnership sold approximately 60 acres of land (referred to as the Perris-Nuevo land) located in Perris, Riverside County, California to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note was secured by a deed of trust encumbering the Perris-Nuevo land, bore interest at 6% per annum and had an original maturity date of November 15, 1999.

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

PERRIS-ETHANAC ROAD

On January 20, 1999, the Partnership sold approximately 24 acres of land (referred to as the PerrisEthanac land) located in Perris, Riverside County, California, to an unaffiliated third party for $502,200. The Partnership realized a $5,000 loss on the sale, and the sale generated net proceeds of $446,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2000, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 3. LEGAL PROCEEDINGS

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

Incorporated herein by reference to Item 1 of Part I of this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2000, there were 11,032 holders of Partnership Units.

Distributions

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received a 12 percent return on their unreturned capital contributions including prior distributions of Cash From Operations; plus their Limited Incremental Preferred Return for the twelve month period following the purchase date of each Unit and following admission as a Limited Partner, (iii) third, 99 percent to the General Partner and 1 percent to the Limited Partners until the General Partner has received an amount equal to 20 percent of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partner under clauses (ii) and (iii); and (iv) fourth, the balance 20 percent to the General Partner and 80 percent to the Limited Partners. A more explicit statement of the distribution policies is set forth in the Partnership Agreement.

On November 30, 2000, the Partnership distributed $962,000 to the Limited Partners from cash from operations.

On November 30, 1999, the Partnership distributed $5,013,000 to the Limited Partners from the proceeds of the sale of Rancon Center Ontario.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for each of the five years ended December 31, 2000 (in thousands, except per Unit data):

                                      2000          1999           1998           1997           1996
                                    --------      --------       --------       --------       --------
Rental income                       $  7,199      $  6,404       $  6,387       $  6,894       $  6,969

Gain (loss) on sale of real
   estate, net                      $  3,612      $     99       $    (34)           $--            $--

Provision for impairment
    of real estate investments           $--           $--       $   (323)      $ (1,688)           $--

Net income (loss)                   $  4,154      $   (990)      $ (1,747)      $ (3,293)      $ (1,307)

Net income (loss) allocable
    to Limited Partners             $  3,919      $   (995)      $ (1,747)      $ (3,260)      $ (1,294)

Net income (loss) per Unit          $  40.67      $ (10.32)      $ (18.09)      $ (32.68)      $ (12.97)

Total assets                        $ 44,105      $ 45,631       $ 47,625       $ 50,191       $ 54,193

Long-term obligations               $ 13,110      $ 13,315       $ 13,508       $ 13,684       $ 13,845

Cash distributions per Unit         $   9.98      $  51.98            $--            $--            $--


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 14 of Part IV.

At December 31, 2000, the Partnership had cash of $10,395,000. The remainder of the Partnership's assets consisted primarily of its net investments in real estate of approximately $30,945,000, which includes $28,563,000 of rental properties and $2,382,000 of land held for development within the Tri-City area.

The Partnership's improved cash position at December 31, 2000, compared to December 31, 1999, was primarily due to the cash received from the payoff of the notes receivable of $6,090,000 (discussed in Item 2) from the sales of Rancon Centre Ontario and Perris-Nuevo land.

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

Management believes that the Partnership's cash balance at December 31, 2000, together with cash from operations, sales and financings will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2000, the Partnership's cash provided by operating activities totaled $1,756,000.

The $62,000 decrease in accounts receivable at December 31, 2000, compared to December 31, 1999, was due primarily to the collection of accrued interest receivable for the RCO Note and the Nuevo Note in 2000.

The $234,000 increase in deferred financing costs and other fees at December 31, 2000, compared to December 31, 1999, was primarily due to lease commissions paid for new and renewal leases.

The $82,000 increase in accounts payable and other liabilities at December 31, 2000, compared to December 31, 1999, was primarily due to accruals of general and administrative expenses. The increase was offset by a decrease in accruals for building operating expenses.

Investing Activities

During the year ended December 31, 2000, the Partnership's cash provided by investing activities totaled $4,954,000, which consisted of $6,090,000 of principal and $132,000 of interest collected on the RCO and Nuevo notes receivable, and net of $1,268,000 of cash used for additions to real estate.

Financing Activities

During the year ended December 31, 2000, the Partnership's cash used for financing activities totaled $1,728,000, which consisted of $205,000 in principal payments on its two notes payable, $962,000 of distributions to the Limited Partners from sales proceeds and operations, and $561,000 paid to redeem 1,961 limited partnership units ("Units").

RESULTS OF OPERATIONS

2000 VERSUS 1999

Revenue

Rental income increased $795,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the increase in occupancy at One Carnegie Plaza, and an increase in rental rates at the properties.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties for each of the five years ended December 31, 2000 were as follows:

                                2000      1999      1998      1997      1996
                                ----      ----      ----      ----      ----
One Carnegie Plaza                76%       64%       50%       85%       87%
Two Carnegie Plaza                78%       85%       82%       81%       83%
Carnegie Business Center II       72%       78%       78%       74%       65%
Lakeside Tower                    95%       95%       93%       86%       90%
Santa Fe                         100%      100%      100%      100%      100%
One Parkside                     100%      100%       79%       66%       92%
Rancon Centre Ontario            N/A       N/A        38%      100%      100%
Balley's Health Club             100%      100%      100%      100%      100%
Outback Steakhouse               100%      100%      100%      100%      100%
Palm Court Retail #3             N/A       N/A       N/A       N/A       N/A

As of December 31, 2000, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Computer Associates with a lease through November 2005; (iv) Holiday Spa Health Club with a lease through December 2010, and (v) New York Life Insurance with a lease through May 2004. These five tenants, in the aggregate, occupy approximately 130,000 square feet of the 484,000 total rentable square feet at Tri-City and account for approximately 32% of the rental income generated at Tri-City for the Partnership.

The 12% increase in occupancy at One Carnegie Plaza from December 31, 1999 to December 31, 2000 was due to leasing 2,700 square feet of previously vacant office space to a new tenant, and an 18,128 square foot expansion for an existing tenant. The increase was offset by a decrease of 9,421 square feet from an existing tenant downsizing their space.

The 7% decrease in occupancy at Two Carnegie Plaza from December 31, 1999 to December 31, 2000 was due to a 5,212 square foot tenant moving out upon its lease expiration. Management is aggressively marketing the space.

The 6% decrease in occupancy at Carnegie Business Center II was due to an existing tenant downsizing 2,760 square feet of space upon expiration of their lease, as well as a 5,171 square foot lease expiration. This decrease was slightly offset by an increase due to the leasing of 4,829 square feet of previously vacant spaces to a new and an existing tenant.

Gain on disposition of property of $3,612,000 was the recognition of the deferred gain on sale upon receipts the payoff of RCO Note and Nuevo Note.

Interest and other income for the year ended December 31, 2000 increased $530,000, or 88%, from the year ended December 31, 1999 due to the increase in interest income resulting from the recognition of deferred interest upon the payoff of the RCO note in 2000.

Expenses

Operating expenses decreased $133,000, or 4%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the recognition of bad debt in 1999, the receipt of a prior year real estate tax refund from the tax appeal for One Carnegie Plaza in 2000, and a decrease in maintenance association dues resulting from the sale of Rancon Centre Ontario.

Interest expense decreased $43,000, or 3%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the capitalization of interest for the development of a pad site at one of the Partnership's land parcels.

Depreciation and amortization expense decreased slightly during the year ended December 31, 2000, compared to the year ended December 31, 1999, due to stability in the Partnership.

Expenses associated with undeveloped land increased $54,000, or 16%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to real estate tax refunds received in 1999.

The loss on sale of real estate of $5,000 during the year ended December 31, 1999 resulted from the sale of the 23.8 acres of land in Perris-Ethanac.

The proposed dissolution costs of $76,000 and $444,000 incurred during the years ended December 31, 2000 and 1999, respectively, consist of expenses related to the Asset Sale as discussed in Item 1. The decrease in these costs in 2000 was primarily due to the discontinuation of the plan to sell the properties.

General and administrative expenses increased $189,000, or 16%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to an increase in asset management fees resulting from a CPI increase adjustment to the fee, and an increase in audit fees.

1999 VERSUS 1998

Revenue

Rental income increased $17,000 for the year ended December 31, 1999, compared to the year ended December 31, 1998, due to the increase in occupancy at One Carnegie Plaza and One Parkside.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties as of December 31, 1999, 1998, 1997 and 1996, and November 30, 1995 were as follows:

                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
One Carnegie Plaza                64%       50%       85%       87%       93%
Two Carnegie Plaza                85%       82%       81%       83%       87%
Carnegie Business Center II       78%       78%       74%       65%       68%
Lakeside Tower                    95%       93%       86%       90%       69%
Santa Fe                         100%      100%      100%      100%      100%
One Parkside                     100%       79%       66%       92%       83%
Rancon Centre Ontario            N/A        38%      100%      100%       92%
Bally's Health Club              100%      100%      100%      100%      N/A
Outback Steakhouse               100%      100%      100%      100%      N/A

As of December 31, 1999, tenants at the Tri-City occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004;

(ii) Chicago Title with a lease through February 2004; (iii) Sterling Software with a lease through November 2000; and (iv) Holiday Spa Health Club with a lease through December 2010. These four tenants, in the aggregate, occupied approximately 119,000 square feet of the 478,000 total leasable square feet at Tri-City and accounted for approximately 25% of the rental income generated at Tri-City for the Partnership.

The 14% increase in occupancy at One Carnegie Plaza from December 31, 1998 to December 31, 1999 was a result of leasing 17,000 square feet of previously vacant office space.

The 3% increase in occupancy at Two Carnegie Plaza from December 31, 1998 to December 31, 1999 was attributed to leasing of 3,307 square feet of previously vacant space to two tenants. Slightly offsetting this increase in occupancy was a decrease due to a 1,285 square foot tenant moving out upon its lease expiration in May 1999.

The 2% increase in occupancy at Lakeside Tower from December 31, 1998 to December 31, 1999 was attributed to the leasing of 2,138 square feet of previously vacant space to a new tenant.

The 21% increase in occupancy at One Parkside from December 31, 1998 to December 31, 1999 was attributed to the expansion of two tenants to an aggregate 10,970 square feet of space and the leasing of approximately 3,554 square feet of previously vacant space to a new tenant.

Gain on disposition of property of $104,000 was the recognition of the deferred gain on sale upon receipts the partial payoff of Nuevo Note.

Interest and other income for the year ended December 31, 1999 increased $265,000, or 79%, from the year ended December 31, 1998, due to a higher average invested cash balance resulting from the 1999 real estate sales.

Expenses

Operating expenses decreased $67,000, or 2%, during the year ended December 31, 1999, compared to the year ended December 31, 1998. This decrease in operating costs was associated with the sale of Rancon Centre Ontario and was offset by increased operating costs due to increased occupancy at One Carnegie Plaza and One Parkside.

Interest expense decreased $44,000, or 3%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, due to the interest expense being capitalized to the cost of the land under development.

Depreciation and amortization expense increased $49,000, or 3%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, due to additions to rental properties.

In 1998, management determined that the carrying value of the Perris-Ethanac land held for sale was in excess of the estimated fair value of such property and, accordingly, recorded a provision for impairment of real estate investment of $323,000. The fair value was based on an independent appraisal of the Partnership's real estate.

Expenses associated with undeveloped land decreased $223,000, or 40%, during the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the reduction in property taxes resulting from the 1999 land sales.

The loss on sale of real estate of $5,000 during the year ended December 31, 1999 resulted from the sale of the 23.8 acres of land in Perris-Ethanac. The loss on sale of real estate of $34,000 during the year ended December 31, 1998, resulted from the sale of the 38.5 acres of unimproved land in Rancon Centre Ontario.

The proposed dissolution costs of $444,000 and $125,000 during the years ended December 31, 1999 and 1998, respectively, consisted of expenses incurred related to the Asset Sale as discussed in Item 1.

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

All of the Partnership's outstanding debt was subject to fixed rates at December 31, 2000 and 1999. In addition, the average interest rate on the Partnership's debt remained stable at 9.04% at December 31, 2000 and 1999. The Partnership reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Partnership does not have any other material market-sensitive financial instruments. It is not the Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                        Expected Maturity Date
                        ----------------------------------------------------------             Fair
                        2001       2002      2003      2004     2005    Thereafter   Total     Value
                        ----       ----      ----      ----     ----    ----------   -----     -----
                                             (in thousands)
Secured Fixed         $ 4,200    $  168     $ 185     $ 203      222     $ 8,132    $13,110   $13,110
Average interest rate    8.29%     9.39%     9.39%     9.39%    9.39%       9.39%      9.04%


The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information with respect to this item, see Financial Statements and Schedule as listed in Item 14.

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

Mr. Stephenson, age 57, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2000, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of the report

            (1) Financial Statements:

                Report of Independent Public Accountants

                Consolidated Balance Sheets as of December 31, 2000 and 1999

                Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Partners' Equity for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                Notes to Consolidated Financial Statements

            (2) Financial Statement Schedule:

                Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2000 and Notes thereto

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


                                      RANCON REALTY FUND V,
                                      a California Limited Partnership

                                      By       Rancon Financial Corporation
                                               a California corporation
                                               its General Partner


Date:   March 30, 2001                         By: /s/ DANIEL L. STEPHENSON
                                                   -----------------------------
                                               Daniel L. Stephenson, President


                                      By: /s/ DANIEL L. STEPHENSON
                                         ---------------------------------------
                                      Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE



        Financial Statements and Schedule                                           Page
        ---------------------------------                                           ----
        Financial Statements:

        Report of Independent Public Accountants                                     24

        Consolidated Balance Sheets as of December 31, 2000
        and 1999                                                                     25

        Consolidated Statements of Operations for the years
        ended December 31, 2000, 1999 and 1998                                       26

        Consolidated Statements of Partners' Equity for the
        years ended December 31, 2000, 1999 and 1998                                 27

        Consolidated Statements of Cash Flows for the years
        ended December 31, 2000, 1999 and 1998                                       28-29

        Notes to Consolidated Financial Statements                                   30-40

        Schedule:
           III - Real Estate and Accumulated Depreciation
              as of December 31, 2000 and Notes thereto                              41-42

        Exhibit Index                                                                43

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
RANCON REALTY FUND V:

We have audited the accompanying consolidated balance sheets (as restated - see
Note 2) of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations (as restated - see Note 2), partners' equity (as restated - see Note 2) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




San Francisco, California
  February 8, 2001

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                    (in thousands, except units outstanding)

                                                                 2000           1999
                                                               --------       --------
                                                                            (as restated)
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation
   of $19,744 and $18,199 at December 31, 2000
   and 1999, respectively                                      $ 28,563       $ 28,465
  Land held for development                                       2,382          2,757
                                                               --------       --------

      Total real estate investments                              30,945         31,222
                                                               --------       --------

Cash and cash equivalents                                        10,395          5,413
Accounts receivable                                               1,265          1,327
Notes receivable                                                     --          6,090
Deferred financing costs and other fees, net of
   accumulated amortization of $2,648 and $2,342
    at December 31, 2000 and 1999, respectively                     856            928
Prepaid expenses and other assets                                   644            651
                                                               --------       --------

      Total assets                                             $ 44,105       $ 45,631
                                                               ========       ========

Liabilities and Partners' Equity
Liabilities:
   Notes payable                                               $ 13,110       $ 13,315
   Distribution payable -- General Partner                          145             --
   Accounts payable and other liabilities                           493            411
   Deferred gain on sale of property                                 --          4,034
                                                               --------       --------

      Total liabilities                                          13,748         17,760
                                                               --------       --------

Commitments and contingent liabilities                               --             --

Partners' equity:
   General partners                                                (375)          (465)
   Limited partners 94,451 and 96,412 limited partnership
     units outstanding at December 31, 2000
     and 1999, respectively                                      30,732         28,336
                                                               --------       --------

      Total partners' equity                                     30,357         27,871
                                                               --------       --------

      Total liabilities and partners' equity                   $ 44,105       $ 45,631
                                                               ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 2000, 1999 and 1998
          (in thousands, except per unit amounts and units outstanding)


                                                              2000          1999           1998
                                                            --------      --------       --------
                                                                        (as restated)  (as restated)
Revenue
   Rental income                                            $  7,199      $  6,404       $  6,387
   Gain on disposition of property                             3,612           104             --
   Interest and other income                                   1,132           602            337
                                                            --------      --------       --------

      Total revenue                                           11,943         7,110          6,724
                                                            --------      --------       --------

Expenses
   Operating                                                   2,957         3,090          3,157
   Interest expense                                            1,196         1,239          1,283
   Depreciation and amortization                               1,797         1,802          1,753
   Provision for impairment of
      real estate investments                                     --            --            323
   Expenses associated with undeveloped land                     388           334            557
   Loss on sale of real estate                                    --             5             34
   Proposed dissolution costs                                     76           444            125
   General and administrative expenses                         1,375         1,186          1,239
                                                            --------      --------       --------

      Total expenses                                           7,789         8,100          8,471
                                                            --------      --------       --------

      Net income (loss)                                        4,154          (990)        (1,747)
                                                            ========      ========       ========

Net income (loss) per limited partnership unit
   (as restated)                                            $  40.67      $ (10.32)      $ (18.09)
                                                            ========      ========       ========

    Distributions per limited partnership unit:
    From net income                                         $   9.98           $--            $--
    Representing return of capital                                --         51.98             --
                                                            --------      --------       --------

      Total distributions per limited partnership unit      $   9.98      $  51.98            $--
                                                            ========      ========       ========

Weighted average number of limited partnership units
   outstanding during each
   period used to compute net income (loss)
   per limited partnership unit                               96,354        96,435         96,548
                                                            ========      ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statements of Partners' Equity
                     For the years ended December 31, 2000,
                    1999, as restated, and 1998, as restated
                                 (in thousands)

                                              General       Limited
                                              Partners      Partners         Total
                                             --------       --------       --------
Balance at December 31, 1997                 $   (469)      $ 36,209       $ 35,740

Retirement of limited partnership units            --           (106)          (106)

Loss on disposition of property                    --            (34)           (34)

Net loss from operations                           --         (1,713)        (1,713)
                                             --------       --------       --------

Balance at December 31, 1998                     (469)        34,356         33,887

Retirement of limited partnership units            --            (12)           (12)

Gain on disposition of property                     5             99            104

Loss on disposition of property                    --             (5)            (5)

Net loss from operations                           --         (1,089)        (1,089)

Distributions                                      (1)        (5,013)        (5,014)
                                             --------       --------       --------

Balance at December 31, 1999                     (465)        28,336         27,871

Retirement of limited partnership units            --           (561)          (561)

Gain on disposition of property                   181          3,431          3,612

Net income from operations                         54            488            542

Distributions                                    (145)          (962)        (1,107)
                                             --------       --------       --------

Balance at December 31, 2000                 $   (375)      $ 30,732       $ 30,357
                                             ========       ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

               Consolidated Statements of Cash Flows For the years
                     ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                 2000           1999           1998
                                                               --------       --------       --------
Cash flows from operating activities:
Net income (loss)                                              $  4,154       $   (990)      $ (1,747)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
  (Gain) loss on sales of real estate                            (3,612)           (99)            34
  Deferred interest income on note receivable                      (554)            --             --
  Depreciation and amortization                                   1,797          1,802          1,753
  Amortization of loan fees, included in interest expense            54             55             54
  Provision for impairment of real estate investments                --             --            323
  Changes in certain assets and liabilities:
    Accounts receivable                                              62            (88)           110
    Deferred financing costs and other fees                        (234)          (253)          (207)
    Prepaid expenses and other assets                                 7          5,470         (5,476)
    Accounts payable and other liabilities                           82            181           (537)
                                                               --------       --------       --------

     Net cash provided by (used for) operating activities         1,756          6,078         (5,693)
                                                               --------       --------       --------

Cash flows from investing activities:
   Net proceeds from sale of real estate                             --          2,188          5,266
   Additions to real estate investments                          (1,268)        (1,481)          (579)
   Pledged cash                                                      --            353             --
   Principal receipts on notes receivable                         6,090            421             --
   Interest receipts on notes receivable                            132             --             --
                                                               --------       --------       --------

     Net cash provided by investing activities                    4,954          1,481          4,687
                                                               --------       --------       --------

Cash flows from financing activities:
   Notes payable principal payments                                (205)          (193)          (176)
   Distributions to Partners                                       (962)        (5,014)            --
   Retirement of limited partnership units                         (561)           (12)          (106)
                                                               --------       --------       --------

      Net cash used for financing activities                     (1,728)        (5,219)          (282)
                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents              4,982          2,340         (1,288)

Cash and cash equivalents at beginning of year                    5,413          3,073          4,361
                                                               --------       --------       --------

Cash and cash equivalents at end of year                       $ 10,395       $  5,413       $  3,073
                                                               ========       ========       ========

                                   (Continued)

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                  2000        1999        1998
                                                                ---------      ------      ------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   1,194      $1,213      $1,230
                                                                =========      ======      ======
  Interest capitalized                                          $      52      $   27      $   --
                                                                =========      ======      ======
  Deferred interest income                                      $      --      $  421      $   --
                                                                =========      ======      ======

Supplemental disclosure of non-cash investing activities:
  Sale of real estate through issuance of notes receivable            $--      $6,090         $--
                                                                =========      ======      ======




        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel
L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly-owned by Daniel
L. Stephenson. The Partnership reached final funding in February 1989.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by each investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. Approximately 1,805 Units were repurchased in connection with this offer. A total of 1,961 Units and 32 Units were repurchased in 2000 and 1999, respectively. As of December 31, 2000, there were 94,451 Units outstanding.

Asset Management, Sale and Dissolution Strategy

Prior to 2000, the Partnership's business strategy was to focus on the eventual disposition of its assets at the optimal time and sales price. A Consent Solicitation Statement (the "Solicitation") was sent to the holders of limited partnership units ("Unitholders" or "Limited Partners") on July 6, 1999. The Solicitation (incorporated by reference to the Schedule 14A -- Preliminary Proxy Statement filed with the United States Securities and Exchange Commission ("Commission") in the second quarter of 1999) discussed the General Partner's proposal to sell all of the Partnership's real estate assets ("Asset Sale") and liquidate the Partnership thereafter ("Dissolution Proposal"). A final tabulation of the results of the Solicitation was made on August 25, 1999, with 67,498 Unitholders, or 88%, voting in favor, 7,271 Unitholders, or 10%, against and 1,706 Unitholders, or 2%, abstaining.

Subsequent to obtaining the consent of the majority of the Unitholders and after extensive work on the potential sale of the assets, the General Partner has determined that it is not possible to sell the Tri-City properties to the most qualified bidders at this time. The General Partner currently intends to retain the Tri-City properties and has begun an assessment of various opportunities to develop additional parcels of undeveloped land on a build-to-suit basis.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the general partners; however, if the limited partners and the general partners have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and general partners in excess of the positive balance until the balances of the limited partners' and general partners' capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2000, Glenborough merged into Glenborough Realty Trust Incorporated.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($853,000 in 2000, $759,000 in 1999 and $820,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%; and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership. As of December 31, 2000, the Partnership had a payable balance of $75,000 to Glenborough, primarily related to the December 2000 fee for asset administration. As of December 31, 1999, the Partnership had a payable balance of $2,000 to Glenborough.

Risks and Uncertainties

The Partnership's ability to (i) achieve positive cash flow from operations,
(ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncement - Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" was issued in December 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Partnership has adopted SAB 101 as required and believes that SAB 101 did not have a material impact on the Partnership's consolidated financial position, results of operations and financial statement presentation.

Restatement of Equity - Partners' equity has been restated as of December 31, 1999 and 1998, to reflect a revision to prior years' allocations of net income and net loss between the general partner and the limited partners in accordance with the Partnership Agreement. Previously reported amounts per limited partnership unit have also been restated on the accompanying consolidated statement of operations.

Consolidation - In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership ("RRF V Tri-City"). As required by the lender (Bear, Stearns Funding, Inc.) of a $9,600,000 loan obtained by the Partnership in 1996, the Partnership contributed three of its operating properties to RRF V Tri-City to provide a bankruptcy remote borrower for the lender. The loan, secured by the properties in RRF V Tri-City, has a principal balance of $9,063,000 at December 31, 2000, and matures on August 1, 2006 with a 9.39% fixed interest rate and a 25-year amortization of principal. The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. ("RRF V, Inc."), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

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

Depreciation is provided using the straight line method over five to forty years of the useful lives of the respective assets.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

Deferred Gain on Sale of Property -- Deferred gain on sale of property represents amounts which will recorded as income when cash is received.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statement, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Concentration risk -- No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the three years ended December 31, 2000, respectively.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at December 31, 2000 and 1999 (in thousands):

                                        2000           1999
                                      --------       --------
Land                                  $  5,698       $  5,449
Buildings                               28,757         27,971
Leasehold and other improvements        13,852         13,244
                                      --------       --------
                                        48,307         46,664
Less:  accumulated depreciation        (19,744)       (18,199)
                                      --------       --------
Total rental property                 $ 28,563       $ 28,465
                                      ========       ========

The Partnership's rental property includes six office and three retail projects, approximately 484,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at December 31, 2000 and 1999 (in thousands):

                                                              2000          1999
                                                            --------      --------
Tri-City Corporate Centre, San Bernardino, CA
   (14 and 13.86 acres in 2000 and 1999, respectively       $  2,382      $  2,757
                                                            ========      ========

Land held for development decreased primarily due to the completion of construction costs of Palm Court Pad #3 in the fourth quarter of 2000.

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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

As part of the terms of the sale, the Partnership loaned $475,000 to the buyer (the "Nuevo Note"). The Nuevo Note was secured by a deed of trust which encumbered the Perris-Nuevo land, bore interest at 6% per annum and had an original maturity date of November 15, 1999. In 1999, the note was amended to extend the maturity date to April 15, 2000. In connection with this amendment, a $100,000 principal payment was made. Payments received from the buyer were first applied to recover the Partnership's costs. Gain was then recorded as additional cash was received. The Partnership initially deferred recognition of the $443,000 gain. In December 1999, after the Partnership had received a $100,000 principal payment from the buyer as discussed above, approximately $104,000 of the deferred gain was recognized. In addition, as of December 31, 1999, the partnership had also recognized $27,000 of interest income on the receivable. The Partnership received full payment on the note and recognized the remainder of the deferred gain in 2000. Cash proceeds generated by the sale have been added to the Partnership's cash reserves.

On January 20, 1999, the Partnership sold the Perris-Ethanac land for $502,000 and realized a $5,000 loss on the sale and net proceeds of $446,000. The net book value of the land was $452,000 at the time of sale. The Partnership incurred costs of $55,000 to complete the transaction.

Note 4. NOTES PAYABLE

Notes payable as of December 31, 2000 and 1999, were as follows (in thousands):

                                                             2000         1999
                                                           -------      -------
Note payable, secured by first deed of trust on
Lakeside Tower, One Parkside and Two Carnegie Plaza
The loan, which matures August 1, 2006, is a
10-year, 9.39% fixed rate loan with a 25-year
amortization requiring monthly principal and
interest payments of $83                                   $ 9,063      $ 9,203

Note payable, secured by first deed of trust on
One Carnegie Plaza. The note bears interest at
a fixed rate of 8.25%, provides for monthly principal
and interest payments of $34 and matures
on December 1, 2001                                          4,047        4,112
                                                           -------      -------

Total notes payable                                        $13,110      $13,315
                                                           =======      =======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

The annual maturities on the Partnership's notes payable for the next five years and thereafter, as of December 31, 2000, are as follows (in thousands):

                  2001                                  $ 4,200
                  2002                                      168
                  2003                                      185
                  2004                                      203
                  2005                                      222
                  Thereafter                              8,132
                                                        -------
                  Total                                 $13,110
                                                        =======

Note 5. DEFERRED GAIN ON SALE OF PROPERTY

The Partnership's deferred gain on sale of property of $4,034,000 as of December 31, 1999, consisted of the remaining deferred gains on sale of Rancon Centre Ontario and the Perris-Nuevo land. See Note 3 for further discussion.

Note 6. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership's results of operations and cash flows.

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to purchase the property. The outcome of this matter cannot be determined at this time; however, it is the opinion of management that this will not have a material adverse effect on the Partnership's financial position or results of operations.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2000, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. PROPOSED DISSOLUTION COSTS

Costs totaling $76,000, $444,000 and $125,000, related to the Solicitation and the Asset Sale and Dissolution Proposal (as defined in Note 1), have been incurred and are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively. These costs include expenses incurred for the preparation of the preliminary proxy materials and charges for work performed by independent appraisers and other consultants. In 2000, the Partnership discontinued its plan to sell the properties.

Note 8. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010. In addition to monthly base rents, several of the leases provide for additional rents based upon a percentage of sales levels attained by the tenants; however, no contingent rentals were realized during the years ended December 31, 2000, and 1999. Future minimum rents under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

         2001                                    $   6,641
         2002                                        5,543
         2003                                        4,829
         2004                                        2,924
         2005                                        1,558
         Thereafter                                  3,190
                                                 ---------

         Total                                   $  24,685
                                                 =========

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 9. TAXABLE INCOME (LOSS)

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation for the years ended December 31, 2000, 1999 and 1998, of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

                                                           2000          1999          1998
                                                         -------       -------       -------
Net income (loss) per financial statements               $ 4,154       $(1,028)      $(1,747)
Provision for impairment of investments
  in real estate                                              --            --           323
Financial reporting depreciation in excess
  of tax reporting depreciation                              333           323           170
Loss on sale of property less than recognized
  loss for tax reporting                                  (4,315)       (5,011)         (217)
Property taxes capitalized for tax reporting                 215           215           493
Costs of dissolution capitalized for tax reporting            --           444            --
Expenses of undeveloped land capitalized for tax             301           334            --
Operating revenues and expenses reported in
  a different period for financial reporting
  than for income tax reporting, net                        (541)          644            (9)
                                                         -------       -------       -------

     Estimated net income (loss) for federal income
     tax purposes                                        $   147       $(4,079)      $  (987)
                                                         =======       =======       =======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

The following is a reconciliation of partners' equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 2000 and 1999 (in thousands):

                                                          2000           1999
                                                        --------       --------
Partners' equity per financial statements               $ 30,357       $ 27,834
Cumulative provision for impairment of
  investments in real estate                              11,534         11,534
Financial reporting depreciation in
  excess of tax reporting depreciation                     8,706          8,396
Tax basis investment in Partnership                       12,715         13,010
Tax basis adjustment from partner redemption              (1,618)            --
Net difference in capitalized costs of development         3,578          3,394
Syndication costs                                         (1,987)        (1,987)
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                      (8,532)        (4,946)
                                                        --------       --------

     Estimated Partners' capital for federal
      income tax purposes                               $ 54,753       $ 44,262
                                                        ========       ========

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                     COLUMN B               COLUMN C                       COLUMN D

                                                                                          Cost Capitalized
                                                             Initial Cost to                Subsequent to
                                                               Partnership                   Acquisition
                                                       --------------------------      -------------------------
                                                                       Buildings
                                                                          and                           Carrying
     Description                        Encumbrances      Land        Improvements     Improvements        Cost            Land
-----------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
     One Carnegie Plaza                  $ 4,047       $  1,583        $    --         $  10,489         $    --        $ 1,583
      Less: Provision for impairment
        of investment in real estate (B)      --             --             --            (1,657)             --           (256)
    Two Carnegie Plaza                       (C)            873             --             5,886              --            873
    Carnegie Business
        Center II                             --            544             --             3,654              --            544
      Less: Provision for impairment
        of investment in real estate (B)      --             --             --              (299)             --            (41)
    Lakeside Tower                           (C)            834             --            12,013              --            834
    Santa Fe                                  --            501             --             2,563              --            501
    One Parkside                             (C)            529             --             6,973              --            529
      Less:  Provision for impairment
        of investment in real estate (B)      --             --             --              (700)             --            (65)
    Health Club                               --            786             --             1,932              --            786
   Outback Steakhouse                         --             --             --               808              --            161
   Palm Court Retail #3                       --            249             --               746              --            249
                                         -------       --------        -------         ---------         -------        -------
                                          13,110          5,899             --            42,408              --          5,698
                                         -------       --------        -------         ---------         -------        -------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                       --          5,676             --             5,584              --         11,260
      Less: Provision for impairment
        of investment in real estate (B)      --             --             --            (8,878)             --         (8,878)
                                         -------       --------        -------         ----------        -------        --------

                                              --          5,676             --            (3,294)             --          2,382
                                         -------       --------        -------         ----------        -------        -------

TOTAL                                    $13,110       $ 11,575        $    --         $  39,114         $    --        $ 8,080
                                          ======        =======         ======          ========          ======        =======


------------------------------------------------------------------------------------------------------------------------------
                                                COLUMN E                  COLUMN F       COLUMN G      COLUMN H    COLUMN I


                                          Gross Amount Carried
                                         at December 31, 2000
                                         ---------------------
                                                Buildings                                  Date                      Life
                                                   and         (A)       Accumulated   Construction     Date      Depreciated
     Description                              Improvements    Total     Depreciation       Began      Acquired       Over
------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
     One Carnegie Plaza                       $ 10,489       $12,072       $ 4,843        8/86            6/03/85  3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)        (1,401)       (1,657)           --
    Two Carnegie Plaza                           5,886         6,759         2,938        1/88            6/03/85  3-40 yrs.
    Carnegie Business
        Center II                                3,654         4,198         2,102       10/86            6/03/85  3-40 yrs.
      Less: Provision for impairment
        of investment in real estate (B)          (258)         (299)           --
    Lakeside Tower                              12,013        12,847         5,814        3/88            6/03/85  3-40 yrs.
    Santa Fe                                     2,563         3,064         1,379        2/89            6/03/85  5-40 yrs.
    One Parkside                                 6,973         7,502         2,286        2/92            6/03/85  5-40 yrs.
      Less:  Provision for impairment
        of investment in real estate (B)          (635)         (700)           --
    Health Club                                  1,932         2,718           315        1/95            6/03/85  5-40 yrs.
   Outback Steakhouse                              647           808            65        1/96
   Palm Court Retail #3                            746           995             2        1/96            6/03/85 15-40 yrs.
                                              --------      --------       -------
                                                42,609        48,307        19,744
                                              --------      --------       -------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                             --        11,260            --         N/A            6/03/85     N/A
      Less: Provision for impairment
        of investment in real estate (B)            --        (8,878)           --
                                              --------      ---------      -------

                                                    --         2,382            --
                                              --------      --------       -------

TOTAL                                         $42,609       $ 50,689       $19,744
                                               =======       =======        ======


(A) The aggregate cost of land and buildings for federal income tax purposes is $52,239.

(B) See Note 3 to Financial Statements.

(C) Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of $9,063.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                               For the years ended
                                                   December 31,
                                         2000          1999           1998
                                       --------      --------       --------
Investments in real estate:

  Balance at beginning of period       $ 49,421      $ 54,253       $ 59,297

    Additions during period:
        Improvements                      1,268         1,481            579
    Retirements during period                --        (6,313)        (5,300)
    Provision for impairment of
       investments in real estate            --            --           (323)
                                       --------      --------       --------

  Balance at end of period             $ 50,689      $ 49,421       $ 54,253
                                       ========      ========       ========


Accumulated Depreciation:

  Balance at beginning of period       $ 18,199      $ 18,412       $ 16,911

    Additions charged to expense          1,545         1,533          1,501

    Retirement from sales                    --        (1,746)            --
                                       --------      --------       --------

Balance at end of period               $ 19,744      $ 18,199       $ 18,412(1)
                                       ========      ========       ========


(1) Included in the accumulated depreciation balance at December 31, 1998 was $1,746 of accumulated depreciation of the Rancon Centre Ontario property, which was classified as rental property held for sale in the accompanying consolidated balance sheet as of December 31, 1998.

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


By ________________________________         By _________________________________


RANCON REALTY FUND V                        ____________________________________
a California limited partnership            DANIEL L. STEPHENSON

By      Rancon Financial Corporation,
        a California corporation
        its General Partner


        By  _______________________________
            Daniel L. Stephenson, President


By   __________________________________
     Daniel L. Stephenson, General Partner

                                    EXHIBIT A

                              RANCON REALTY FUND V

                            ASSET ADMINISTRATION FEES
                                       AND
                            PROPERTY MANAGEMENT FEES


Asset Administration Fees:   A monthly amount based on an annual total of
                             $853,000 per year (i.e., $71,000)

Property Management Fees: A monthly amount based on an annual total equal to actual property management fees for the period January 1, 2000 through December 31, 2000.