Form 10-Q
period 2001-03-31
RANCON REALTY FUND V
filed 2001-05-14
CIK 769131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16467


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of registrant as specified in its charter)


               California                              33-0098488
               ----------                              ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification  No.)

   400 South El Camino Real, Suite 1100
          San Mateo, California                         94402-1708
          ---------------------                         ----------
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

                                Yes [X]  No [ ]

          Total number of units outstanding as of May 14, 2001: 94,130

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                                 March 31,    December 31,
                                                                   2001           2000
                                                                 --------     ------------
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation of
      $20,105 and $19,744 at March 31, 2001 and December
      31, 2000, respectively .................................   $ 28,463       $ 28,563
    Land held for development ................................      2,382          2,382
                                                                 --------       --------
        Total real estate investments ........................     30,845         30,945
                                                                 --------       --------
    Cash and cash equivalents ................................     10,411         10,395
    Accounts receivable ......................................      1,232          1,265
    Deferred financing costs and other fees, net of
      accumulated amortization of $2,720 and $2,648
      at March 31, 2001 and December 31, 2000, respectively ..        784            856
    Prepaid expenses and other assets ........................        735            644
                                                                 --------       --------
         Total assets ........................................   $ 44,007       $ 44,105
                                                                 ========       ========
Liabilities and Partners' Equity
Liabilities:
    Notes payable ............................................   $ 13,048       $ 13,110
    Distribution payable -- General Partner ..................         --            145
    Accounts payable and other liabilities ...................        677            493
                                                                 --------       --------
         Total liabilities ...................................     13,725         13,748
                                                                 --------       --------
Commitments and contingent liabilities (Note 5)                        --             --
Partners' equity:
    General partners .........................................       (375)          (375)
    Limited partners, 94,215 and 94,451 limited partnership
      units outstanding at March 31, 2001 and
      December 31, 2000, respectively ........................     30,657         30,732
                                                                 --------       --------
        Total partners' equity ...............................     30,282         30,357
                                                                 --------       --------
         Total liabilities and partners' equity ..............   $ 44,007       $ 44,105
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Revenues:
    Rental income .........................................   $  1,792       $  1,758
    Interest and other income .............................        153             95
                                                              --------       --------
        Total revenues ....................................      1,945          1,853
                                                              --------       --------
Expenses:
    Operating .............................................        729            717
    Interest expense ......................................        305            306
    Depreciation and amortization .........................        423            467
    Expenses associated with undeveloped land .............         95             96
    General and administrative ............................        400            284
    Proposed dissolution costs ............................         --             18
                                                              --------       --------
       Total expenses .....................................      1,952          1,888
                                                              --------       --------
Net loss ..................................................   $     (7)      $    (35)
                                                              ========       ========

Net loss per limited partnership unit .....................   $  (0.07)      $  (0.36)
                                                              ========       ========
Distributions per limited partnership unit:
      From net income .....................................   $     --       $     --
      Representing return of capital ......................   $     --       $     --
                                                              --------       --------
        Total distributions per limited partnership unit ..   $     --       $     --
                                                              ========       ========
Weighted average number of limited partnership units
    outstanding during each period used to compute
    net loss per limited partnership unit .................     94,341         96,412
                                                              ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                   For the three months ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                               General          Limited
                                               Partners         Partners          Total
                                               --------         --------         --------
Balance at December 31, 2000 ................  $   (375)        $ 30,732         $ 30,357
Retirement of limited partnership units .....        --              (68)             (68)
Net loss ....................................        --               (7)              (7)
                                               --------         --------         --------
Balance at March 31, 2001 ...................  $   (375)        $ 30,657         $ 30,282
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Cash flows from operating activities:
    Net loss .........................................  $     (7)      $    (35)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization ................       423            467
        Amortization of loan fees, included in
         interest expense ............................        10             13
        Changes in certain assets and liabilities:
         Accounts receivable .........................        33            (12)
         Deferred financing costs and other fees .....        --            (84)
         Prepaid expenses and other assets ...........       (91)           (74)
         Accounts payable and accrued expenses .......       184              6
                                                        --------       --------
         Net cash provided by operating activities ...       552            281
                                                        --------       --------
Cash flows from investing activities:
    Additions to real estate investments .............      (261)          (233)
    Deferred gain on sale ............................        --            114
                                                        --------       --------
         Net cash used for investing activities ......      (261)          (119)
                                                        --------       --------
Cash flows from financing activities:
    Notes payable principal payments .................       (62)           (51)
    Distributions to General Partner .................      (145)            --
    Retirement of limited partnership units ..........       (68)            --
                                                        --------       --------
         Net cash used for financing activities ......      (275)           (51)
                                                        --------       --------
Net increase in cash and cash equivalents ............        16            111
Cash and cash equivalents at beginning of period .....    10,395          5,413
                                                        --------       --------
Cash and cash equivalents at end of period ...........  $ 10,411       $  5,524
                                                        ========       ========
Supplemental disclosure of cash flow information:
      Cash paid for interest .........................  $    295       $    300
                                                        ========       ========
      Interest Capitalized ...........................  $     --       $      8
                                                        ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership"), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel
L. Stephenson and Rancon Financial Corporation ("RFC"), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly owned by Daniel
L. Stephenson. The Partnership reached final funding in February 1989.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by each investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. During the three months ended March 31, 2001, 236 Units were repurchased in connection with this offer. As of March 31, 2001, there were 94,215 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000.

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

                                 March 31, 2001
                                   (Unaudited)


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

The terms of the Partnership agreement call for the general partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2000, GC merged into Glenborough.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($162,000 & $190,000 in the first quarter of 2001 and 2000); (ii) sales fees of 2% for improved properties and 4% for land ($8,000 in the first quarter of 2001); (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                                 March 31, 2001
                                   (Unaudited)


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

                                 March 31, 2001
                                   (Unaudited)


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

Concentration risk -- No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the three months ended March 31, 2001.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Reference to 2000 audited consolidated financial statements - These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2000 audited consolidated financial statements on Form10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                               2001           2000
                                             --------       --------
Land                                         $  5,698       $  5,698
Buildings                                      28,757         28,757
Leasehold and other improvements               14,113         13,852
                                                            --------
                                               48,568         48,307
Less:  accumulated depreciation               (20,105)       (19,744)
                                             --------       --------
Total rental property                        $ 28,463       $ 28,563
                                             ========       ========

The Partnership's rental property includes six office and three retail projects, aggregating approximately 484,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                     2001         2000
                                                   -------      -------
Tri-City Corporate Centre, San Bernardino, CA
  (14 acres in March 31, 2001 and December
    31, 2000, respectively)                        $ 2,382      $ 2,382
                                                   =======      =======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Note 4. NOTES PAYABLE

Notes payable as of March 31, 2001 and December 31, 2000, were as follows (in thousands):

                                                                   2001         2000
                                                                  -------      -------
Note payable, secured by first deed of trust on Lakeside
Tower, One Parkside and Two Carnegie Plaza. The loan,
which matures August 1, 2006, is a 10-year, 9.39%
fixed rate loan with a 25-year amortization requiring
monthly principal and interest payments of $83.                   $ 9,027      $ 9,063

Note payable, secured by first deed of trust on One Carnegie
Plaza. The note bears interest at a fixed rate of 8.25%,
provides for monthly principal andinterest
payments of $34 and matures on December 1, 2001.                    4,021        4,047
                                                                  -------      -------


Total notes payable                                               $13,048      $13,110
                                                                  =======      =======

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

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

Other Matters - On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to purchase the property. The Partnership has aggressively defended the case. As a precaution, however, the Partnership is also exploring settlement negotiations to resolve the lawsuit. It is the opinion of management that this will not have a material adverse effect on the Partnership's financial position or results of operations.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2001 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Partnership had cash of $10,411,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $30,845,000 which includes $28,463,000 in rental properties and $2,382,000 of land held for development within the Tri-City area.

The Partnership's primary liabilities include notes payable, totaling approximately $13,048,000 at March 31, 2001, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $20,942,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear fixed interest rates of 8.25% and 9.39%, respectively.

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

Management believes that the Partnership's cash balance at March 31, 2001, together with cash from operations, sales and financings will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the period ended March 31, 2001, the Partnership's cash provided by operating activities totaled $552,000.

The $33,000 decrease in accounts receivable at March 31, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $91,000 increase in prepaid expenses and other assets at March 31, 2001, compared to December 31, 2000, was due primarily to an increase in mortgage impound reserve accounts, and prepayments of the second quarter investor services fee.

The $184,000 increase in accounts payable and other liabilities at March 31, 2001, compared to December 31, 2000, was primarily due to accruals for building operating expenses and property taxes.

Investing Activities

During the period ended March 31, 2001, the Partnership's cash used for investing activities totaled $261,000 used for capital additions to real estate.

Financing Activities

During the period ended March 31, 2001, the Partnership's cash used for financing activities totaled $275,000, which consisted of $62,000 in principal payments on its two notes payable, $145,000 of distributions to the General Partner, and $68,000 paid to redeem 236 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income of $1,792,000 for the three months ended March 31, 2001 varied slightly from $1,758,000 for the three months ended March 31, 2000.

Occupancy rates at the Partnership's Tri-City properties as of March 31, 2001 and 2000 were as follows:

                                                     March 31,
                                                -------------------
                                                 2001         2000
                                                ------       ------
    One Carnegie Plaza                            59%          77%
    Two Carnegie Plaza                            85%          85%
    Carnegie Business Center II                   77%          62%
    Lakeside Tower                                98%          96%
    Santa Fe                                     100%         100%
    One Parkside                                 100%         100%
    Bally's Health Club                          100%         100%
    Outback Steakhouse                           100%         100%

As of March 31, 2001, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Computer Associates with a lease through November 2005; (iv) Holiday Spa Health Club with a lease through December 2010, and (v) New York Life Insurance with a lease through May 2004. These five tenants, in the aggregate, occupy approximately 130,000 square feet of the 484,000 total rentable square feet at Tri-City and account for approximately 31% of the rental income generated at Tri-City for the Partnership during the first quarter of 2001.

The 18% decrease in occupancy from March 31, 2000 to March 31, 2001 at One Carnegie Plaza was due to two existing tenants downsizing 26,800 square feet of space upon their lease expirations in the first quarter of 2001. Management is aggressively marketing the space. The decrease was slightly offset by an increase from the leasing of 2,700 square feet of previously vacant space to a new tenant.

The 15% increase in occupancy from March 31, 2000 to March 31, 2001 at Carnegie Business Center II was due to leasing 4,829 square feet to a new and an existing tenant. In addition, 2,760 square feet of previously vacant space was converted to a building amenity in March 2001.

Interest and other income increased $58,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to an increase in interest income on a higher average invested cash balance resulting from the proceeds from the payoff of notes receivable in April 2000 and eptember 2000.

Expenses

Operating expenses of $729,000 for the three months ended March 31, 2001 varied only slightly from $717,000 compared to the three months ended March 31, 2000.

Interest expense varied less than 1% during the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to stability in the Partnership's debt structure.

Depreciation and amortization decreased $44,000, or 9%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to certain assets that are now fully depreciated.

General and administrative expenses increased $116,000, or 41%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to an increase in legal expenses resulting from the pending litigation with the sole tenant at the Santa Fe property, and an increase in investor service expenses related to the redemption program.

The proposed dissolution costs of $18,000 during the three months ended March 31, 2000 consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in June 2000.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On March 7, 2000, The Burlington Northern and Santa Fe Railway Company, the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership has breached a right of first refusal contained in its lease. According to the filing, the alleged breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership intends to dispute the claims in the complaint. It is the Partnership's position that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and the terms of the possible sale of the premises which are referenced in the letter dated November 29, 1999 were never finalized, and therefore, the tenant did not have the right to so purchase the property. The Partnership has aggressively defended the case. As a precaution, however, the Partnership is also exploring settlement negotiations to resolve the lawsuit. It is the opinion of management that this will not have a material adverse effect on the Partnership's financial position or results of operations.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.        O7THER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:
               None

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


                                    RANCON REALTY FUND V,
                                    a California limited partnership

                                    By     Rancon Financial Corporation
                                           a California corporation,
                                           its General Partner



Date:   May 14, 2001                         By: /s/ DANIEL L. STEPHENSON
                                                 ------------------------------
                                                 Daniel L. Stephenson, President

Date:   May 14, 2001                  By:  /s/ DANIEL L. STEPHENSON
                                           ----------------------------
                                           Daniel L. Stephenson, General Partner