Form 10-Q
period 2001-06-30
RANCON REALTY FUND V
filed 2001-08-14
CIK 769131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16467


                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                      33-0098488
---------------------------------------                     --------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification  No.)


400 South El Camino Real, Suite 1100
          San Mateo, California                                  94402-1708
---------------------------------------                      -------------------
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

                                    Yes [X]    No [ ]

         Total number of units outstanding as of August 9, 2001: 94,112

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)


                                                                   June 30,     December 31,
                                                                     2001            2000
                                                                   --------     -----------
Assets
Investments in real estate:
  Rental property, net of accumulated depreciation of $20,474 and $19,744 at June 30, 2001 and December 31, 2000,
    respectively                                                   $ 28,710      $ 28,433
  Land held for development                                           2,514         2,512
                                                                   --------      --------

            Total real estate investments                            31,224        30,945

  Cash and cash equivalents                                           9,860        10,395
  Accounts receivable                                                 1,233         1,265
  Deferred financing costs and other fees, net of accumulated amortization of $2,793 and $2,648 at June 30, 2001 and
    December 31, 2000, respectively                                     798           856
  Prepaid expenses and other assets                                     738           644
                                                                   --------      --------

           Total assets                                            $ 43,853      $ 44,105
                                                                   ========      ========

Liabilities and Partners' Equity
Liabilities:
  Notes payable                                                    $ 12,991      $ 13,110
  Distribution payable-General Partner                                   --           145
  Accounts payable and other liabilities                                502           493
                                                                   --------      --------

           Total liabilities                                         13,493        13,748
                                                                   --------      --------

Commitments and contingent liabilities (Note 5)                          --            --

Partners' Equity:
  General partners                                                     (365)         (375)
  Limited partners 94,130 and 94,451 limited partnership units outstanding at June 30, 2001 and December 31, 2000,
    respectively                                                     30,725        30,732
                                                                   --------      --------

           Total partners' equity                                    30,360        30,357
                                                                   --------      --------

           Total liabilities and partners' equity                  $ 43,853      $ 44,105
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                             ----------------------        ----------------------
                                               2001         2000           2001         2000
                                             -------        -------        -------        -------
Revenues:
   Rental income                             $ 1,794        $ 1,819        $ 3,586        $ 3,577
   Gain on sale of real estate                    --          3,891             --          3,891
   Interest and other income                     136            143            289            238
                                             -------        -------        -------        -------

              Total revenues                   1,930          5,853          3,875          7,706
                                             -------        -------        -------        -------

Expenses:
   Operating                                     723            753          1,452          1,470
   Interest expense                              305            302            610            608
   Depreciation and amortization                 432            482            855            949
   Expenses associated with
     undeveloped land                             74              7            169            103
   General and administrative                    294            338            694            622
   Proposed dissolution costs                     --             17             --             35
                                             -------        -------        -------        -------

              Total expenses                   1,828          1,899          3,780          3,787
                                             -------        -------        -------        -------

Net income                                   $   102        $ 3,954        $    95        $ 3,919
                                             =======        =======        =======        =======

Net income per limited partnership
   unit                                      $  0.97        $ 38.96        $  0.90        $ 38.60
                                             =======        =======        =======        =======

Distributions per limited partnership
   unit:
      From net income                        $    --        $    --        $    --        $    --
      Representing return of capital              --             --             --             --
                                             -------        -------        -------        -------

              Total distributions
                per limited
                partnership unit             $    --        $    --        $    --        $    --
                                             =======        =======        =======        =======

Weighted average number of limited
   partnership units outstanding
   during each period used to
   compute net loss per limited
   partnership unit                           94,168         96,391         94,254         96,402
                                             =======        =======        =======        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statement of Partners' Equity
                     For the six months ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                               General      Limited
                                              Partners      Partners            Total
                                              ---------     ----------        --------

Balance at December 31, 2000                   $(375)        $ 30,732         $ 30,357

Retirement of limited partnership units           --              (92)             (92)

Net income                                        10               85               95
                                               -----         --------         --------

Balance at June 30, 2001                       $(365)        $ 30,725         $ 30,360
                                               =====         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                     Six months ended
                                                                         June 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Cash flows from operating activities:
   Net income                                                     $     95       $  3,919
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Gain on sale of real estate                                       --         (3,891)
      Depreciation and amortization                                    855            949
      Amortization of loan fees, included in
        interest expense                                                20             27
      Changes in certain assets and liabilities:
        Accounts receivable                                             32              4
        Deferred financing costs and other fees                        (87)          (137)
        Prepaid expenses and other assets                              (94)           (62)
        Accounts payable and other liabilities                           9           (117)
                                                                  --------       --------

        Net cash provided by operating activities                      830            692
                                                                  --------       --------

Cash flows from investing activities:
   Additions to real estate investments                             (1,009)          (614)
   Principal receipts on notes receivable                               --          5,922
                                                                  --------       --------

        Net cash (used for) provided by investing activities        (1,009)         5,308
                                                                  --------       --------

Cash flows from financing activities:
   Notes payable principal payments                                   (119)          (103)
   Distributions to General Partner                                   (145)            --
   Retirement of limited partnership units                             (92)           (15)
                                                                  --------       --------

        Net cash used for financing activities                        (356)          (118)
                                                                  --------       --------

Net (decrease) increase in cash and cash equivalents                  (535)         5,882

Cash and cash equivalents at beginning of period                    10,395          5,413
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  9,860       $ 11,295
                                                                  ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $    590       $    599
                                                                  ========       ========
    Interest capitalized                                          $     --       $     18
                                                                  ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 June 30, 2001
                                  (Unaudited)


Note 1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by each investor who owns no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. During the six months ended June 30, 2001, 321 Units were repurchased in connection with this offer. As of June 30, 2001, there were 94,130 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

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

                                 June 30, 2001
                                  (Unaudited)


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

General Partner and Management Agreement

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($325,000 & $426,000 as of June 30, 2001 and 2000); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

                                 June 30, 2001
                                  (Unaudited)


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

                                 June 30, 2001
                                  (Unaudited)


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

Concentration risk - No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the six months ended June 30, 2001.

Reference to 2000 audited consolidated financial statements - These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2000 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at June 30, 2001 and December 31, 2000 (in thousands):

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 June 30, 2001
                                  (Unaudited)


                                                      2001               2000
                                                    --------           --------
Land                                                $  5,698           $  5,698
Buildings                                             28,678             28,627
Leasehold and other improvements                      14,808             13,852
                                                    --------           --------
                                                      49,184             48,177
Less:  accumulated depreciation                      (20,474)           (19,744)
                                                    --------           --------
Total rental property                               $ 28,710           $ 28,433
                                                    ========           ========


The Partnership's rental property includes six office and three retail projects, aggregating approximately 484,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at June 30, 2001 and December 31, 2000 (in thousands):


                                                                 2001          2000
                                                                -------       -------
14 acres at Tri-City Corporate Centre, San Bernardino, CA       $ 2,514       $ 2,512
                                                                =======       =======


Note 4. NOTES PAYABLE

The following notes payable were outstanding as of June 30, 2001 and December 31, 2000 (in thousands):

                                                              2001         2000
                                                            -------      -------
Note payable, secured by first deed of trust on
Lakeside Tower, One Parkside and Two Carnegie
Plaza. The loan, which matures August 1, 2006, is
a 10-year, 9.39% fixed rate loan with a 25-year
amortization requiring monthly principal and
interest payments of $83                                    $ 8,989      $ 9,063

Note payable, secured by first deed of trust on
One Carnegie Plaza with a fixed rate of 8.25%,
monthly principal and interest payments of $34,
and a maturity date of December 1, 2001                       4,002        4,047
                                                            -------      -------

      Total notes payable                                   $12,991      $13,110
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

                                 June 30, 2001
                                  (Unaudited)


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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2001 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Partnership had cash of $9,860,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $31,224,000 which includes $28,710,000 in rental properties and $2,514,000 of land held for development within the Tri-City area.

The Partnership's primary liabilities include notes payable, totaling approximately $12,991,000 at June 30, 2001, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $20,914,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear fixed interest rates of 8.25% and 9.39%, respectively.

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

Management believes that the Partnership's cash balance at June 30, 2001, together with cash from operations, sales and financings will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2001, the Partnership's cash provided by operating activities totaled $830,000.

The $32,000 decrease in accounts receivable at June 30, 2001, compared to December 31, 2000, was primarily due to the collection of tenant rents.

The $87,000 increase in deferred financing costs and other fees at June 30, 2001, compared to December 31, 2000, was primarily due to lease commissions paid for new and renewal leases.

The $94,000 increase in prepaid expenses and other assets at June 30, 2001, compared to December 31, 2000, was primarily due to an increase in mortgage impound reserve accounts, and prepayments of the third quarter investor services fee.

The $9,000 increase in accounts payable and other liabilities at June 30, 2001, compared to December 31, 2000, was primarily due to accruals for building operating expenses.

Investing Activities

During the six months ended June 30, 2001, the Partnership's cash used for investing activities totaled $1,009,000 of capital expenditures for roof replacements at Carnegie Business Center II and One Carnegie Plaza, and tenant improvements at Lakeside Tower.

Financing Activities

During the six months ended June 30, 2001, the Partnership's cash used for financing activities totaled $356,000, which consisted of $119,000 in principal payments on its two notes payable, $145,000 of distributions to the General Partner, and $92,000 paid to redeem 321 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income varied slightly for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the occupancy changes at One Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3.

Occupancy rates at the Partnership's Tri-City properties as of June 30, 2001 and 2000 were as follows:

                                                                 June 30,
                                                         ------------------------
                                                          2001              2000
                                                         ------            ------
One Carnegie Plaza                                         63%               85%
Two Carnegie Plaza                                         78%               79%
Carnegie Business Center II                                69%               62%
Lakeside Tower                                             96%               96%
Santa Fe                                                  100%              100%
One Parkside                                              100%              100%
Bally's Health Club                                       100%              100%
Outback Steakhouse                                        100%              100%
Palm Court Retail #3                                       80%              N/A

As of June 30, 2001, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (ii) Chicago Title with a lease through February 2004; (iii) Computer Associates (Sterling Software) with a lease through November 2005; (iv) Holiday Spa Health Club with a lease through December 2010, (v) New York Life Insurance with a lease through May 2004, and
(vi) Paychex Inc. with a lease through July 2004. These six tenants, in the aggregate, occupy approximately 152,000 square feet of the 484,000 total rentable square feet at Tri-City and account for approximately 36% of the rental income generated at Tri-City for the Partnership during the second quarter of 2001.

The 22% decrease in occupancy from June 30, 2000 to June 30, 2001 at One Carnegie Plaza was due to two existing tenants downsizing 26,800 square feet of space upon their lease expirations in the first quarter of 2001, offset by an existing tenant expanding 5,000 square feet of their office in the second quarter of 2001. Management is aggressively marketing the space.

The 7% increase in occupancy from June 30, 2000 to June 30, 2001 at Carnegie Business Center II was due to leasing 7,509 square feet of vacant space. The increase was offset by a decrease of 6,896 square feet due to a tenant moving out upon their lease expiration in the second quarter of 2001. In addition, 2,760 square feet of previously vacant space was converted to a building amenity in March 2001.

Palm Court Retail #3 was placed in service in April 2001, and 4,804 square feet was leased to two tenants in April and May 2001.

Interest and other income decreased $7,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, primarily due to a lower average invested cash balance resulting from the investment in improvements of the rental properties. Interest and other income increased $51,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to a higher average invested cash balance resulting from the proceeds from the payoff of notes receivable in April 2000 and September 2000.

Expenses

Operating expenses decreased $30,000, or 4%, and $18,000, or 1%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the payment of tax appeal fees in 2000.

Interest expense increased slightly during the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the capitalization of interest during the development of Palm Court Retail #3 in 2000.

Depreciation and amortization decreased $50,000, or 10%, and $94,000, or 10%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to certain assets that are now fully depreciated.

Expenses associated with undeveloped land increased $67,000, or 957%, and $66,000, or 64%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the refund of property taxes received in the second quarter of 2000, and capitalization of property taxes during construction in 2000.

General and administrative expenses decreased $44,000, or 13%, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, respectively, primarily due to a decrease in asset management fees resulting from an amendment to the Management Agreement. The decrease was slightly offset by an increase in legal expenses resulting from the pending litigation with the sole tenant at the Santa Fe property. General and administrative expenses increased $72,000, or 12%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, respectively, primarily due to an increase in legal expenses resulting from the pending litigation with the sole tenant at the Santa Fe property, and an increase in investor service expenses related to the redemption program. The increase was slightly offset by a decrease in asset management fees resulting from an amendment to the Management Agreement.

The proposed dissolution costs of $17,000 and $35,000 during the three and six months ended June 30, 2000, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in June 2000.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On March 7, 2000, the Burlington Northern and Santa Fe Railway Company ("BNSF"), the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership has breached a right of first refusal contained in BNSF's lease. As of the date of this report, a final settlement of this litigation has not been reached, but the parties have agreed in principle to a settlement whereby the Partnership would sell the Property to BNSF for a price, net of prorations and other costs, of approximately $4,450,000, with escrow to close on or before August 31, 2001; there would be no brokerage commissions in connection with the sale. The lawsuit alleges that a breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership has aggressively defended the lawsuit and raised various legal defenses, including the defense that the tenant has only a right of first refusal under its lease, not an option to purchase the property, and also the defense that the terms of the possible sale referenced in the November 29, 1999 letter were never finalized into a contract. Concurrently with its defense, the Partnership has discussed with BNSF the possibility of a settlement, which has led to the agreement in principle described above. Under the proposed settlement, the Partnership would sell the property to BNSF and BNSF would dismiss the lawsuit. It is the opinion of management that neither the litigation nor the proposed settlement will have a material adverse effect on the Partnership's financial position or results of operations.

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


                                 RANCON REALTY FUND V,
                                 a California limited partnership

                                 By   Rancon Financial Corporation
                                      a California corporation,
                                      its General Partner



Date: August 14, 2001                 By: /s/  DANIEL L. STEPHENSON
                                          ---------------------------------
                                          Daniel L. Stephenson, President

Date: August 14, 2001            By:  /s/  DANIEL L. STEPHENSON
                                      -------------------------------------
                                      Daniel L. Stephenson, General Partner