Form 10-Q
period 2001-09-30
RANCON REALTY FUND V
filed 2001-11-14
CIK 769131

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               Yes [X]      No [ ]

         Total number of units outstanding as November 14, 2001: 94,012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                                    September 30,     December 31,
                                                                        2001             2000
                                                                    -------------     ------------
Assets
Investments in real estate:
  Rental property, gross                                              $ 46,558         $ 48,177
  Accumulated depreciation                                             (19,416)         (19,744)
                                                                      --------         --------
  Rental property, net                                                  27,142           28,433
  Land held for development                                              2,584            2,512
                                                                      --------         --------
         Total real estate investments                                  29,726           30,945

Cash and cash equivalents                                               13,624           10,395
Accounts receivable                                                      1,374            1,265
Deferred financing costs and other fees, net of accumulated
    amortization of $2,556 and $2,648 at September 30, 2001
    and December 31, 2000, respectively                                    870              856
Prepaid expenses and other assets                                          847              644
                                                                      --------         --------
         Total assets                                                 $ 46,441         $ 44,105
                                                                      ========         ========

Liabilities and Partners' Equity
Liabilities:
  Notes payable                                                       $ 12,933         $ 13,110
  Distribution payable-General Partner                                      --              145
  Accounts payable and other liabilities                                   518              493
                                                                      --------         --------
         Total liabilities                                              13,451           13,748
                                                                      --------         --------
Commitments and contingent liabilities (Note 5)                             --               --

Partners' Equity:
  General partners                                                        (232)            (375)
  Limited partners 94,012 and 94,451 limited partnership units outstanding at September 30, 2001 and December 31, 2000,
    respectively                                                        33,222           30,732
                                                                      --------         --------
         Total partners' equity                                         32,990           30,357
                                                                      --------         --------
         Total liabilities and partners' equity                       $ 46,441         $ 44,105
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                     Three months ended            Nine months ended
                                                       September 30,                 September 30,
                                                   ----------------------        ----------------------
                                                      2001           2000           2001           2000
                                                   -------        -------        -------        -------
Revenues
   Rental income                                   $ 1,836        $ 1,844        $ 5,422        $ 5,421
   Gain on sale of real estate                       2,663            275          2,663          3,612
   Interest and other income                           110            177            399            969
                                                   -------        -------        -------        -------
       Total revenues                                4,609          2,296          8,484         10,002
                                                   -------        -------        -------        -------
Expenses
   Operating                                           900            771          2,352          2,241
   Interest expense                                    303            297            913            905
   Depreciation and amortization                       416            476          1,271          1,425
   Expenses associated with
     undeveloped land                                  103            180            272            283
   General and administrative                          223            359            917            981
   Proposed dissolution costs                           --              7             --             42
                                                   -------        -------        -------        -------
       Total expenses                                1,945          2,090          5,725          5,877
                                                   -------        -------        -------        -------
   Net income                                      $ 2,664        $   206        $ 2,759        $ 4,125
                                                   =======        =======        =======        =======
Net income per limited partnership unit            $ 26.87        $  2.04        $ 27.77        $ 40.64
                                                   =======        =======        =======        =======

Distributions per limited partnership unit:
   From net income                                 $    --        $    --        $    --             --
   Representing return of capital                       --             --             --             --
                                                   -------        -------        -------        -------
       Total distributions per limited
          partnership unit                         $    --        $    --        $    --        $    --
                                                   =======        =======        =======        =======
Weighted average number of limited
  partnership units outstanding during
   each period used to compute
   net income per limited partnership unit          94,113         96,342         94,207         96,382
                                                   =======        =======        =======        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                  (Unaudited)


                                               General          Limited
                                               Partners         Partners          Total
                                               --------         --------         --------
Balance at December 31, 2000                   $   (375)        $ 30,732         $ 30,357

Retirement of limited partnership units              --             (126)            (126)

Net income                                          143            2,616            2,759
                                               --------         --------         --------
Balance at September 30, 2001                  $   (232)        $ 33,222         $ 32,990
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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                          -------------------------
                                                            2001             2000
                                                          --------         --------
Cash flows from operating activities:
   Net income                                             $  2,759         $  4,125
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on sales of real estate                          (2,663)          (3,612)
      Deferred interest income on note receivable               --             (422)
      Depreciation and amortization                          1,271            1,425
      Amortization of loan fees, included in
        interest expense                                        30               39
      Changes in certain assets and liabilities:
        Accounts receivable                                   (109)              27
        Deferred financing costs and other fees               (233)            (140)
        Prepaid expenses and other assets                     (203)            (131)
        Accounts payable and other liabilities                  25              309
                                                          --------         --------
        Net cash provided by operating activities              877            1,620
                                                          --------         --------

Cash flows from investing activities:
   Net proceeds from sales of real estate                    4,316               --
   Additions to real estate investments                     (1,516)          (1,127)
   Principal receipts on notes receivable                       --            6,090
                                                          --------         --------
        Net cash provided by investing activities            2,800            4,963
                                                          --------         --------
Cash flows from financing activities:
   Notes payable principal payments                           (177)            (184)
   Distributions to General Partner                           (145)              --
   Retirement of limited partnership units                    (126)             (38)
                                                          --------         --------
        Net cash used for financing activities                (448)            (222)
                                                          --------         --------
Net increase in cash and cash equivalents                    3,229            6,361

Cash and cash equivalents at beginning of period            10,395            5,413
                                                          --------         --------
Cash and cash equivalents at end of period                $ 13,624         $ 11,774
                                                          ========         ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                $    883         $    898
                                                          ========         ========
    Interest capitalized                                  $     --         $     32
                                                          ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. In September 2001, the redemption price was increased to $300 per Unit. During the nine months ended September 30, 2001, 386 Units at $284 per Unit, and 53 Units at $300 per Unit were redeemed in connection with this offer. As of September 30, 2001, there were 94,012 Units outstanding.

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors" or "General Partner") and Glenborough Realty Trust Incorporated, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

Risks and Uncertainties

The Partnership's ability to (i) achieve positive cash flow from operations,
(ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective July 1, 2002, for the Partnership Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Goodwill arising between July 1, 2001 and 2002, will not be subject to amortization. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management is currently

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

assessing the impact of this new standard on the Partnership's consolidated financial position and results of operations.

Consolidation

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

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Rental Property

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

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

Fair Value of Financial Instruments

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

Rental Income

Rental income is recognized as earned over the life of the respective leases, net of estimated allowances for uncollectible amounts.

Net Income (Loss) Per Limited Partnership Unit

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

Concentration risk

No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the nine months ended September 30, 2001.

Reference to 2000 audited consolidated financial statements

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

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                          2001             2000
                                        --------         --------
Land                                    $  5,198         $  5,698
Buildings                                 27,045           28,627
Leasehold and other improvements          14,315           13,852
                                        --------         --------
                                          46,558           48,177
Less: accumulated depreciation           (19,416)         (19,744)
                                        --------         --------
Total rental property                   $ 27,142         $ 28,433
                                        ========         ========

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000 which were added to the Partnership's cash reserves.

At September 30, 2001, the Partnership's rental property includes five office and three retail projects, aggregating approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                                  2001          2000
                                                                 ------        ------
14 acres at Tri-City Corporate Centre, San Bernardino, CA        $2,584        $2,512
                                                                 ======        ======

Note 4. NOTES PAYABLE

The following notes payable were outstanding as of September 30, 2001 and December 31, 2000 (in thousands):

                                                      2001           2000
                                                    -------        -------
Note payable, secured by first deed of
trust on Lakeside Tower, One Parkside
and Two Carnegie Plaza. The loan, which
matures August 1, 2006, is a 10-year,
9.39% fixed rate loan with a 25-year
amortization requiring monthly principal and
interest payments of $83                            $ 8,950        $ 9,063

Note payable, secured by first deed of
trust on One Carnegie Plaza with a fixed
rate of 8.25%, monthly principal and
interest payments of $34, and a
maturity date of December 1, 2001                     3,983          4,047
                                                    -------        -------
      Total notes payable                           $12,933        $13,110
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

                               September 30, 2001
                                   (Unaudited)

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

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2001 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Partnership had cash of $13,624,000. The remainder of the Partnership's assets consist primarily of its net investments in real estate, totaling approximately $29,726,000 which includes $27,142,000 in rental properties and $2,584,000 of land held for development within the Tri-City area.

The Partnership's primary liabilities include notes payable, totaling approximately $12,933,000 at September 30, 2001, which consist of two secured fixed rate loans encumbering properties with an aggregate net book value of approximately $20,768,000 and maturity dates of December 1, 2001 and August 1, 2006. These notes require monthly principal and interest payments, and bear fixed interest rates of 8.25% and 9.39%, respectively.

On March 7, 2000, the Burlington Northern and Santa Fe Railway Company ("BNSF"), the sole tenant at the Partnership's Santa Fe property, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in BNSF's lease. The lawsuit alleged that a breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership had aggressively defended the lawsuit and raised various legal defenses, including the defense that the tenant had only a right of first refusal under its lease, not an option to purchase the property, and also the defense that the terms of the possible sale referenced in the November 29, 1999 letter were never finalized into a contract. Concurrently with its defense, the Partnership had discussed with BNSF the possibility of a settlement, which had led to the agreement in principle described below. Under the proposed settlement, the Partnership would sell the property to BNSF and BNSF would dismiss the lawsuit. On August 30, 2001, the Partnership sold the property to BNSF for $4,820,000. The lawsuit was dismissed as a result of the sale of the property. The sale generated net proceeds of $4,316,000, which were added to the Partnership's cash reserves, and a gain on sale of $2,663,000.

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

Management believes that the Partnership's cash balance at September 30, 2001, together with cash from operations, sales and financings will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2001, the Partnership's cash provided by operating activities totaled $756,000.

The $109,000 increase in accounts receivable at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in tenant rents receivable.

The $233,000 increase in deferred financing costs and other fees at September 30, 2001, compared to December 31, 2000, was primarily due to lease commissions paid for new and renewal leases.

The $202,000 increase in prepaid expenses and other assets at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in mortgage impound reserve accounts, and prepayment of the fourth quarter investor services fee.

The $25,000 increase in accounts payable and other liabilities at September 30, 2001, compared to December 31, 2000, was primarily due to operating expense accruals.

Investing Activities

During the nine months ended September 30, 2001, the Partnership's cash provided by investing activities totaled $2,800,000, which consisted of $4,316,000 of net proceeds from the sale of the Santa Fe property, offset by $1,516,000 of capital expenditures for roof replacements at Carnegie Business Center II, and tenant improvements at Lakeside Tower , One Carnegie and Two Carnegie.

Financing Activities

During the nine months ended September 30, 2001, the Partnership's cash used for financing activities totaled $448,000, which consisted of $177,000 in principal payments on its two notes payable, $145,000 of distributions to the General Partner, and $126,000 paid to redeem 439 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income varied slightly for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the increases in occupancy at Two Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3. The increase was offset by the sale of Santa Fe, as well as the decrease in occupancy at One Carnegie Plaza.

Occupancy rates at the Partnership's Tri-City properties as of September 30, 2001 and 2000 were as follows:

                                                       September 30,
                                                     -----------------
                                                     2001        2000
                                                     ----        ----
      One Carnegie Plaza                               74%         85%
      Two Carnegie Plaza                               87%         79%
      Carnegie Business Center II                      89%         67%
      Lakeside Tower                                   98%         95%
      Santa Fe                                        N/A         100%
      One Parkside                                    100%        100%
      Bally's Health Club                             100%        100%
      Outback Steakhouse                              100%        100%
      Palm Court Retail #3                            100%        N/A

As of September 30, 2001, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) Computer Associates (Sterling Software) with a lease through November 2005; (iii) Holiday Spa Health Club with a lease through December 2010, (iv) New York Life Insurance with a lease through May 2004, (v) Paychex Inc. with a lease through July 2004, and (vi) Lewis, D'Amato, Brisbois et al. with a lease through December 2005. These six tenants, in the aggregate, occupy approximately 135,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City for the Partnership during the third quarter of 2001.

The 11% decrease in occupancy from September 30, 2000 to September 30, 2001 at One Carnegie Plaza was due to two existing tenants downsizing 26,800 square feet upon their lease expirations in the first quarter of 2001, offset by two existing tenants expanding 6,500 square feet and a new tenant leasing 10,000 square feet in the second and third quarters of 2001. Management is aggressively marketing the space.

The 8% increase in occupancy from September 30, 2000 to September 30, 2001 at Two Carnegie Business Plaza was due to leasing 6,175 square feet of vacant space to a new tenant.

The 22% increase in occupancy from September 30, 2000 to September 30, 2001 at Carnegie Business Center II was due to leasing 15,000 square feet of vacant space. The increase was offset by a decrease of 6,896 square feet due to a tenant moving out upon their lease expiration in the second quarter of 2001.

Palm Court Retail #3 was placed in service in April 2001 and 6,004 square feet was leased to three tenants in the second and third quarters of 2001.

Interest and other income decreased $67,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, primarily due to a lower average invested cash balance resulting from the investment in improvements of the rental properties. Interest and other income decreased $570,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, primarily due to recognition of deferred interest income on the payoff of the RCO note in 2000.

Expenses

Operating expenses increased $129,000, or 17%, and $111,000, or 5%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to an increase in utility costs and the commencement of operations at Palm Court Retail #3, offset by the payment of tax appeal fees in 2000.

Interest expense increased slightly during the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the capitalization of interest during the development of Palm Court Retail #3 in 2000.

Depreciation and amortization decreased $60,000, or 13%, and $154,000, or 11%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the sale of Santa Fe, as well as certain improvements that are now fully depreciated.

Expenses associated with undeveloped land decreased $77,000, or 43%, and $11,000, or 4%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to payment of association dues in the third quarter of 2000, and reduction of association dues at Palm Court Pad #3 upon completion of construction in 2001.

General and administrative expenses decreased $136,000, or 38%, and $64,000, or 7%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to a decrease in asset management fees in accordance with the Management Agreement. The decrease was slightly offset by an increase in investor service expenses related to the redemption program.

The proposed dissolution costs of $7,000 and $42,000 during the three and nine months ended September 30, 2000, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          None.

          (b)  Reports on Form 8-K (incorporated herein by reference):

          On September 28, 2001, the Partnership filed a report on Form 8-K regarding the sale of the Santa Fe property.

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


                                        RANCON REALTY FUND V,
                                        a California limited partnership

                                        By: Rancon Financial Corporation
                                            a California corporation,
                                            its General Partner

Date: November 14, 2001                 By: /s/ DANIEL L. STEPHENSON
                                           -------------------------------------
                                           Daniel L. Stephenson, President

Date: November 14, 2001                 By: /s/ DANIEL L. STEPHENSON
                                           -------------------------------------
                                           Daniel L. Stephenson, General Partner