Form 10-K405
period 2001-12-31
RANCON REALTY FUND V
filed 2002-03-28
CIK 769131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ______ to_____

                         COMMISSION FILE NUMBER: 0-16467

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                          33-0098488
  --------------------------------                             --------------
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

    400 South El Camino Real, Suite 1100                         94402-1708
             San Mateo, California                              ------------
            ---------------------                                (Zip Code)
  (Address of principal executive offices)

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

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

                                     PART I

ITEM 1. BUSINESS

Rancon Realty Fund V, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offering of limited partnership units ("Units") in February 1989. The General Partner of the Partnership are Daniel L. Stephenson ("DLS") and Rancon Financial Corporation ("RFC"), collectively, the "General Partner". RFC is wholly owned by DLS. The Partnership has no employees.

The Partnership's initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land locate in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre ("Tri-City") and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV ("Fund IV"), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed nine projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, a 6,500 square foot restaurant, and a 6,004 square foot retail space. In 2001, one property was sold. The Partnership's properties are more fully described in Item 2.

As of December 31, 2001, the Partnership owned eight rental properties and approximately 14 acres of unimproved land ("Tri-City Properties") in the Tri-City master-planned development in San Bernardino, California.

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. In September 2001, the redemption price was increased to $300 per Unit. During the twelve months ended December 31, 2001, 386 Units at $284 per Unit, and 204 Units at $300 per Unit were redeemed in connection with this offer. During the twelve months ended December 31, 2000, 1,961 Units at $284 per Unit were redeemed in connection with this offer. As of December 31, 2001, there were 93,861 Units outstanding.

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

Tri-City Properties

The Partnership's improved properties in the Tri-City Corporate Centre are as follows:

                Property                               Type                            Square Feet
         ---------------------------       ------------------------------              -----------
         One Carnegie Plaza                Two, two story office buildings               107,278
         Two Carnegie Plaza                Two story office building                      68,957
         Carnegie Business Center II       Two R & D buildings                            50,867
         Lakeside Tower                    Six story office building                     112,791
         One Parkside                      Four story office building                     70,068
         Bally's Health Club               Health club facility                           25,000
         Outback Steakhouse                Restaurant                                      6,500
         Palm Court Retail #3              Retail                                          6,004

These eight properties total approximately 448,000 rentable square feet and offer a wide range of commercial, R & D and office product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 11 million square feet of office space and an overall vacancy rate of approximately 15.48% as of December 31, 2001, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2001, the Partnership has 359,094 square feet of office space with a vacancy rate of 11%, 50,867 square feet of R & D space with a vacancy rate of 11% and 37,504 square feet of retail space with no vacancy.

Occupancy levels for the Partnership's Tri-City buildings for each of the five years ended December 31, 2001 expressed as a percentage of the total net rentable square feet, were as follows:

                                              2001       2000        1999       1998        1997
                                              ----       ----        ----       ----        ----
One Carnegie Plaza                            78%        76%         64%        50%         85%
Two Carnegie Plaza                            85%        78%         85%        82%         81%
Carnegie Business Center II                   89%        72%         78%        78%         74%
Lakeside Tower                                95%        95%         95%        93%         86%
One Parkside                                  100%       100%        100%       79%         66%
Bally's Health Club                           100%       100%        100%       100%        100%
Outback Steakhouse                            100%       100%        100%       100%        100%
Palm Court Retail #3                          100%       N/A         N/A        N/A         N/A

In 2001, management renewed 12 leases, totaling 56,387 square feet, expanded 4 existing tenants by 15,902 square feet, and executed 13 new leases totaling 56,243 square feet of space. In 2002, 17 leases, totaling 76,420 square feet, are due to expire. Of these, management has renewed four tenants' leases totaling 30,507 square feet, while six tenants occupying 18,332 square feet have indicated that they will vacate upon expiration of their leases. The remaining tenants occupying

27,581 square feet of space, with lease expirations in the latter part of 2002, have not yet indicated whether they will renew their leases or vacate the premises. Management, with independent leasing brokers, is aggressively marketing the spaces.

The annual effective rents per square foot for each of the five years ended December 31, 2001 were as follows:

                                         2001         2000         1999         1998         1997
                                         ----         ----         ----         ----         ----
One Carnegie Plaza                      $15.46       $15.90       $15.09      $14.96        $14.74
Two Carnegie Plaza                      $15.79       $15.90       $15.59      $15.41        $15.70
Carnegie Business Center II             $11.27       $10.83       $10.66      $10.56        $10.73
Lakeside Tower                          $20.09       $19.07       $18.69      $18.59        $17.43
One Parkside                            $19.22       $21.04       $20.63      $18.19        $17.80
Bally's Health Club                     $11.33       $ 9.85       $ 9.85      $ 9.85        $ 9.85
Outback Steakhouse                      $15.23       $13.85       $13.85      $13.85        $13.85
Palm Court Retail # 3                   $22.98         N/A          N/A         N/A           N/A

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

The Partnership's Tri-City properties had the following tenants which occupied a significant portion of the net rentable square footage as of December 31, 2001:

                                                                                          Lewis,
                                         New York Life                    Computer        D'Amato,         Holiday Spa
Tenant                    Chicago Title  Insurance      Paychex           Associates      Brisbois         Health Club
                          -------------  ---------      -------           ----------      --------         -----------
Building                  One            One            One Carnegie      One Carnegie    Lakeside         Bally's
                          Parkside        Parkside      Plaza             Plaza           Tower            Health Club

Nature of Business        Real Estate    Insurance      Payroll Service   Software        Law Firm         Health Club
                          Services

Lease Term                10 yrs         5 yrs          5 yrs             5 yrs           5 yrs            14 yrs

Expiration Date           2/03/04        5/31/04        7/31/04           11/30/05        12/31/05         12/31/10

Square Feet               31,249         21,031         22,180            16,723          20,311           25,000

(% of rentable total)     7%             4%             5%                5%              5%               5%

Annual Rent               $620,563       $373,056       $352,960          $258,870        $428,218         $283,250

Future Rent Increases     CPI annually   4% in 2002     3% annually       3% annually     3% annually      15% in 2006


Renewal Options           Two 5-yr       Two 5-yr       One 3-yr.        Two 3-yr.       One 5-yr.        Three 5-yr.
                          options        options        option            options         option           options

The Partnership's Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and deeds of trust:

       Security                                  Lakeside Tower,
                                                 One Parkside and
                                                 Two Carnegie Plaza

       Principal balance at December 31, 2001    $8,910,000

       Interest Rate                             9.39%

       Monthly Payment                           $83,142

       Maturity Date                             8/01/06

Tri-City Land

Approximately 14 acres of the Tri-City land owned by the Partnership remains undeveloped. The Partnership's intention is to develop parcels of this land on a build-to-suit basis, as tenants become available.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated herein by reference to Item 1 of Part I of this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2001, there were 10,401 holders of Partnership Units.

Distributions

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing (as such terms are defined in the Partnership Agreement).

Cash From Operations includes all cash receipts from operations in the ordinary course of business (except for the sale, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are paid in the ratio of 90% to the Limited Partners and 10% to the General Partner.

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

In 2001, the Partnership distributed $1,082,000 and $11,000 to the Limited Partners and General Partner from the proceeds of the sale of the Santa Fe property as discussed below.

In 2000, the Partnership distributed $962,000 and $145,000 to the Limited Partners and General Partner from cash from operations.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for each of the five years ended December 31, 2001 (in thousands, except per Unit data):

                                   2001       2000       1999        1998        1997
                                   ----       ----       ----        ----        ----
Rental income                    $  7,248   $  7,199   $  6,404    $  6,387    $  6,894

Gain (loss) on sale of real      $  2,663   $  3,612   $     99    $    (34)        $--
estate, net

Provision for impairment
    of real estate investments        $--        $--        $--    $   (323)   $ (1,688)

Net income (loss)                $  2,715   $  4,154   $   (990)   $ (1,747)   $ (3,293)

Net income (loss) allocable
    to Limited Partners          $  2,577   $  3,919   $   (995)   $ (1,747)   $ (3,260)

Net income (loss) per Unit       $  27.37   $  40.67   $ (10.32)   $ (18.09)   $ (32.68)

Total assets                     $ 40,997   $ 44,105   $ 45,631    $ 47,625    $ 50,191

Long-term obligations            $  8,910   $ 13,110   $ 13,315    $ 13,508    $ 13,684

Cash distributions per Unit      $  11.49   $   9.98   $  51.98         $--         $--

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership's consolidated financial position or results of operations. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 14 of Part IV.

At December 31, 2001, the Partnership had cash of $8,424,000. The remainder of the Partnership's assets consisted primarily of its net investments in real estate of approximately $29,795,000 which includes $27,199,000 of rental properties and $2,596,000 of land held for development within the Tri-City area.

The Partnership's primary liability is a note payable of approximately $8,910,000 at December 31, 2001, which consists of a secured fixed rate loan encumbering properties with an aggregate net book value of approximately $15,098,000 and maturity date of August 1, 2006. This note requires monthly principal and interest payments, and bears a fixed interest rate of 9.39%. The Partnership's other note payable was paid off in November 2001.

On March 7, 2000, the Burlington Northern and Santa Fe Railway Company ("BNSF"), the sole tenant at the Partnership's Santa Fe property, a 36,288 square-foot office building, filed a lawsuit alleging the Partnership had breached a right of first refusal contained in BNSF's lease. The lawsuit alleged that a breach arose in connection with a letter dated November 29, 1999, whereby the tenant was notified of the Partnership's intention to sell the property. The Partnership had aggressively defended the lawsuit and raised various legal defenses, including the defense that the tenant had only a right of first refusal under its lease, not an option to purchase the property, and also the defense that the terms of the possible sale referenced in the November 29, 1999 letter were never finalized into a contract. Concurrently with its defense, the Partnership had discussed with BNSF the possibility of a settlement, which had led to the agreement in principle described below. Under the proposed settlement, the Partnership would sell the property to BNSF and BNSF would dismiss the lawsuit. On August 30, 2001, the Partnership sold the property to BNSF for $4,820,000. The lawsuit was dismissed as a result of the sale of the property. The sale generated net proceeds of $4,316,000, which were added to the Partnership's cash reserves, and a gain on sale of $2,663,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2001, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership's cash balance at December 31, 2001, together with cash from operations, sales and financings will be sufficient to finance the Partnership's and the properties' continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2001, the Partnership's cash provided by operating activities totaled $1,265,000.

The $99,000 decrease in accounts receivable at December 31, 2001, compared to December 31, 2000, was primarily due to the collection of a portion of receivables for tenant improvements in 2001.

The $271,000 increase in deferred financing costs and other fees at December 31, 2001, compared to December 31, 2000, was primarily due to lease commissions paid for new and renewal leases.

The $137,000 increase in prepaid expenses and other assets at December 31, 2001, compared to December 31, 2000, was primarily due to an increase in mortgage impound reserve accounts.

The $214,000 decrease in accounts payable and other liabilities at December 31, 2001, compared to December 31, 2000, was primarily due to a decrease in accruals for interest expense, audit and tax preparation fees and building operating expenses.

Investing Activities

During the year ended December 31, 2001, the Partnership's cash provided by investing activities totaled $2,373,000, which consisted of $4,316,000 of net proceeds from the sale of the Santa Fe property, offset by $1,943,000 of cash used for additions to investments in real estate.

Financing Activities

During the year ended December 31, 2001, the Partnership's cash used for financing activities totaled $5,609,000, which consisted of $4,200,000 in principal payments on the notes payable, $1,238,000 of distributions to the Limited Partners and General Partners from sales proceeds, and $171,000 paid to redeem 590 limited partnership units ("Units").

RESULTS OF OPERATIONS

2001 VERSUS 2000

Revenue

Rental income varied slightly for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to increases in occupancy at Two Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3. The increase was offset by the loss of rental income as a result of the sale of the Santa Fe property.
Occupancy rates at the Partnership's Tri-City properties for each of the five years ended December 31, 2001 were as follows:

                                2001     2000     1999     1998     1997
                                ----     ----     ----     ----     ----
One Carnegie Plaza               78%      76%      64%      50%      85%
Two Carnegie Plaza               85%      78%      85%      82%      81%
Carnegie Business Center II      89%      72%      78%      78%      74%
Santa Fe                        N/A      100%     100%     100%     100%
Lakeside Tower                   95%      95%      95%      93%      86%
One Parkside                    100%     100%     100%      79%      66%
Bally's Health Club             100%     100%     100%     100%     100%
Outback Steakhouse              100%     100%     100%     100%     100%
Palm Court Retail #3            100%     N/A      N/A      N/A      N/A

As of December 31, 2001, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004, (iii) Paychex with a lease through July 2004, (iv) Computer Associates with a lease through November 2005, (v) Lewis, D'amato & Brisbois et al with a lease through November 2005 and (vi) Holiday Spa Health Club with a lease through December 2010. These six tenants, in the aggregate, occupy approximately 136,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 31% of the rental income generated at Tri-City for the Partnership.

The 7% increase in occupancy at Two Carnegie Plaza from December 31, 2000 to December 31, 2001 was primarily due to leasing of 6,175 square feet of vacant space to a new tenant. This increase was offset by a decrease of 1,670 square feet due to a tenant moving out upon its lease expiration.

The 17% increase in occupancy at Carnegie Business Center II was primarily due to the leasing of 9,966 square feet of vacant space to two new tenants. This increase was slightly offset by a decrease of 4,183 square feet due to a tenant moving out upon its lease expiration.

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property.

Palm Court Retail #3 was placed in service in April 2001 and 6,004 square feet was leased to three tenants in the second and third quarters of 2001.

Gain on sale of real estate of $2,663,000 during the year ended December 21, 2001, related to the sale of the Santa Fe property. Gain on sale of real estate of $3,612,000 during the year ended December 21, 2000, related to the recognition of the deferred gains on sale of Rancon Centre Ontario and the Perris-Nuevo land.

Interest and other income for the year ended December 31, 2001 decreased $621,000 from the year ended December 31, 2000, primarily due to recognition of deferred interest income on the payoff of the RCO note in 2000.

Expenses

Operating expenses increased $263,000, or 9%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in utility costs and the commencement of operations at Palm Court Retail #3. This increase was offset by the higher operating expenses in 2000 related in tax appeal fees in prior year.

Interest expense decreased $10,000, or 1%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a lower average debt balance during 2001.

Depreciation and amortization expense decreased $101,000, or 6%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to the sale of Santa Fe in August 2001, as well as certain improvements that became fully depreciated in 2001.

Expenses associated with undeveloped land decreased $6,000, or 2%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to the reduction of association dues at Palm Court Pad #3 upon completion of construction in 2001.

General and administrative expenses decreased $152,000, or 11%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a decrease in asset management fees in accordance with the Management Agreement. The decrease was slightly offset by an increase in investor service expenses related to the redemption program.

The proposed dissolution costs of $76,000 in 2000, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

2000 VERSUS 1999

Revenue

Rental income increased $795,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the increase in occupancy at One Carnegie Plaza, and an increase in rental rates at the properties.

Occupancy rates at the Partnership's Tri-City and Rancon Centre Ontario properties for each of the five years ended December 31, 2000 were as follows:

                                2000     1999     1998     1997     1996
                                ----     ----     ----     ----     ----
One Carnegie Plaza               76%      64%      50%      85%      87%
Two Carnegie Plaza               78%      85%      82%      81%      83%
Carnegie Business Center II      72%      78%      78%      74%      65%
Lakeside Tower                   95%      95%      93%      86%      90%
Santa Fe                        100%     100%     100%     100%     100%
One Parkside                    100%     100%      79%      66%      92%
Balley's Health Club            100%     100%     100%     100%     100%
Outback Steakhouse              100%     100%     100%     100%     100%

As of December 31, 2000, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004, (ii) New York Life Insurance with a lease through May 2004, (iii) Atchison, Topeka and Santa Fe Railway Company with a lease through September 2004; (iv) Computer Associates with a lease through November 2005; and (v) Holiday Spa Health Club with a lease through December 2010. These five tenants, in the aggregate, occupied approximately 130,000 square feet of the 484,000 total rentable square feet at Tri-City and accounted for approximately 32% of the rental income generated at Tri-City for the Partnership.

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

The 6% decrease in occupancy at Carnegie Business Center II was due to an existing tenant downsizing 2,760 square feet of space upon expiration of their lease, as well as a 5,171 square foot lease expiration. This decrease was slightly offset by an increase due to the leasing of 4,829 square feet of previously vacant space to a new and an existing tenant.

Gain on sale of real estate of $3,612,000 during the year ended December 31, 2000, related to the recognition of the deferred gains on sales of Rancon Centre Ontario and the Perris-Nuevo land. Gain on sale of real estate of $104,000 during the year ended December 31, 1999, related to the recognition of a portion of the deferred gain on sale of the Perris-Nuevo land.

Interest and other income for the year ended December 31, 2000 increased $530,000 from the year ended December 31, 1999 due to an increase in interest income resulting from the recognition of deferred interest upon the payoff of the RCO note in 2000.

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

The proposed dissolution costs of $76,000 and $444,000 incurred during the years ended December 31, 2000 and 1999, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

General and administrative expenses increased $189,000, or 16%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to an increase in asset management fees resulting from a CPI increase adjustment to the fee, and an increase in audit fees.

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership's collection experience and the credit quality of the Partnership's tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties and land held for development

The Partnership's rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership's plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership's plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and
(iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

The actual value of the Partnership's portfolio of properties and land held for development could be significantly higher or lower than their carrying amounts.

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

                                               Expected Maturity Date
                       ----------------------------------------------------------------------
                                                                                                              Fair
                       2002        2003          2004        2005           2006   Thereafter    Total        Value
                       ----        ----          ----        ----           ----   ----------    -----        -----
                                                  (in thousands)
Secured Fixed        $   168      $   185      $   203      $   222         8,132      N/A     $   8,910      $8,910
Average interest
 rate                   9.39%        9.39%        9.39%        9.39%         9.39%     N/A          9.39%


The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information with respect to this item, see Financial Statements and Schedule as listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Daniel Lee Stephenson and RFC are the General Partner of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson                     Director, President, Chief Executive Officer and Chief
                                         Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 58, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

   Title                                              Amount and Nature of          Percent
 of Class      Name of Beneficial Owner             Beneficial Ownership            of Class
 --------      ------------------------             --------------------            --------
   Units       Daniel Lee Stephenson (IRA)              3 Units (direct)               *
   Units       Daniel Lee Stephenson Family Trust      100 Units (direct)              *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partner upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2001, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report

         (1) Financial Statements:

             Report of Independent Public Accountants

             Consolidated Balance Sheets as of December 31, 2001 and 2000

             Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Partners' Equity for the years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

             Notes to Consolidated Financial Statements

         (2) Financial Statement Schedule:

             Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001 and Notes thereto

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

              (10.1) First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998
                      (filed as Exhibit 10.1 to the Partnership's annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

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

                99    Partnership Representation from Independent Accountants.


         (b) Reports on Form 8-K

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

                                      RANCON REALTY FUND V,
                                      a California Limited Partnership

                                      By Rancon Financial Corporation
                                         a California corporation
                                         its General Partner

Date: March 28, 2002                     By:     /s/  DANIEL L. STEPHENSON
                                                 --------------------------
                                         Daniel L. Stephenson, President


                                      By: /s/ DANIEL L. STEPHENSON
                                          ------------------------------
                                          Daniel L. Stephenson, General Partner

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

        Financial Statements and Schedule                                           Page
        ---------------------------------                                           ----
        Financial Statements:

        Report of Independent Public Accountants                                     18

        Consolidated Balance Sheets as of December 31, 2001 and 2000                 19

        Consolidated Statements of Operations for the years ended December 31,
        2001, 2000 and 1999                                                          20

        Consolidated Statements of Partners' Equity for the years ended
        December 31, 2001, 2000 and 1999                                             21

        Consolidated Statements of Cash Flows for the years ended December 31,
        2001, 2000 and 1999                                                          22

        Notes to Consolidated Financial Statements                                   23-30

        Schedule:
           III - Real Estate and Accumulated Depreciation
                 as of December 31, 2001 and Notes thereto                           31-32

        Exhibit Index                                                                33

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND V:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations (as restated-see Note 2), partners' equity (as restated-see Note 2) and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

San Francisco, California
  February 1, 2002

                             RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                       (in thousands, except unit amounts)

                                                                      2001        2000
                                                                    --------    --------
Assets
Investments in real estate:
   Rental property, gross                                           $ 46,972    $ 48,177
   Accumulated depreciation                                          (19,773)    (19,744)
                                                                    --------    --------
   Rental property, net                                               27,199      28,433
   Land held for development                                           2,596       2,512
                                                                    --------    --------

             Total investments in real estate                         29,795      30,945

Cash and cash equivalents                                              8,424      10,395
Accounts receivable                                                    1,166       1,265
Deferred financing costs and other fees, net of
accumulated amortization of $2,633 and $2,648
   at December 31, 2001 and 2000, respectively                           831         856
Prepaid expenses and other assets                                        781         644
                                                                    --------    --------

             Total assets                                           $ 40,997    $ 44,105
                                                                    ========    ========

Liabilities and Partners' Equity
Liabilities:
    Notes payable                                                   $  8,910    $ 13,110
    Distribution payable -- General Partner                             --           145
    Accounts payable and other liabilities                               279         493
                                                                    --------    --------

             Total liabilities                                         9,189      13,748
                                                                    --------    --------

Commitments and contingent liabilities (Note 5)

Partners' equity:
    General Partners                                                    (248)       (375)
    Limited partners, 93,861 and 94,451 limited partnership units
      outstanding at December 31, 2001 and 2000, respectively         32,056      30,732
                                                                    --------    --------
             Total partners' equity                                   31,808      30,357
                                                                    --------    --------

             Total liabilities and partners' equity                 $ 40,997    $ 44,105
                                                                    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 2001, 2000 and 1999
         (in thousands, except per unit amounts and units outstanding)

                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                                  (as restated)
Revenue
   Rental income                                               $  7,248   $  7,199   $  6,404
   Gain on sale of real estate                                    2,663      3,612        104
   Interest and other income                                        511      1,132        602
                                                               --------   --------   --------

        Total revenue                                            10,422     11,943      7,110
                                                               --------   --------   --------

Expenses

   Operating                                                      3,220      2,957      3,090
   Interest expense                                               1,186      1,196      1,239
   Depreciation and amortization                                  1,696      1,797      1,802
   Expenses associated with undeveloped land                        382        388        334
   Loss on sale of real estate                                     --         --            5
   Proposed dissolution costs                                      --           76        444
   General and administrative expenses                            1,223      1,375      1,186
                                                               --------   --------   --------

        Total expenses                                            7,707      7,789      8,100
                                                               --------   --------   --------

        Net income (loss)                                      $  2,715   $  4,154   $   (990)
                                                               ========   ========   ========

Net income (loss) per limited partnership unit
(as restated)                                                  $  27.37   $  40.67   $ (10.32)
                                                               ========   ========   ========

Distributions per limited partnership unit:
   From net income                                             $  11.49   $   9.98   $--
   Representing return of capital                                  --         --        51.98
                                                               --------   --------   --------

        Total distributions per limited partnership unit       $  11.49   $   9.98   $  51.98
                                                               ========   ========   ========

Weighted average number of limited
   partnership units outstanding during each period used
   to compute net income (loss) per limited partnership unit     94,156     96,354     96,435
                                                               ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statements of Partners' Equity
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                             General     Limited
                                             Partners    Partners     Total
                                             --------    --------    --------
Balance at December 31, 1998 (as restated)   $   (469)   $ 34,356    $ 33,887

Retirement of limited partnership units          --           (12)        (12)

Gain on disposition of property                     5          99         104

Loss on disposition of property                  --            (5)         (5)

Net loss from operations                         --        (1,089)     (1,089)

Distributions                                      (1)     (5,013)     (5,014)
                                             --------    --------    --------

Balance at December 31, 1999 (as restated)       (465)     28,336      27,871

Retirement of limited partnership units          --          (561)       (561)

Gain on disposition of property                   181       3,431       3,612

Net income from operations                         54         488         542

Distributions                                    (145)       (962)     (1,107)
                                             --------    --------    --------

Balance at December 31, 2000                     (375)     30,732      30,357

Retirement of limited partnership units          --          (171)       (171)

Gain on disposition of property                   133       2,530       2,663

Net income from operations                          5          47          52

Distributions                                     (11)     (1,082)     (1,093)
                                             --------    --------    --------

Balance at December 31, 2001                 $   (248)   $ 32,056    $ 31,808
                                             ========    ========    ========



  The accompanying notes are an integral part of these consolidated financial statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                 2001        2000        1999
                                                               --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                           $  2,715    $  4,154    $   (990)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
      activities:
      Gain on sales of real estate                               (2,663)     (3,612)        (99)
      Deferred interest income on note receivable                  --          (554)       --
      Depreciation and amortization                               1,696       1,797       1,802
      Amortization of loan fees, included in
        interest expense                                             40          54          55
      Changes in certain assets and liabilities:
        Accounts receivable                                          99          62         (88)
        Deferred financing costs and other fees                    (271)       (234)       (253)
        Prepaid expenses and other assets                          (137)          7       5,470
        Accounts payable and other liabilities                     (214)         82         181
                                                               --------    --------    --------

        Net cash provided by operating activities                 1,265       1,756       6,078
                                                               --------    --------    --------
Cash flows from investing activities:
   Net proceeds from sales of real estate                         4,316        --         2,188
   Additions to real estate investments                          (1,943)     (1,268)     (1,481)
   Pledged cash                                                    --          --           353
   Principal receipts on notes receivable                          --         6,090         421
   Interest receipts on notes receivable                           --           132        --
                                                               --------    --------    --------
        Net cash provided by investing activities                 2,373       4,954       1,481
                                                               --------    --------    --------
Cash flows from financing activities:
   Notes payable principal payments                              (4,200)       (205)       (193)
   Distributions to General & Limited Partners                   (1,238)       (962)     (5,014)
   Retirement of limited partnership units                         (171)       (561)        (12)
                                                               --------    --------    --------

        Net cash used for financing activities                   (5,609)     (1,728)     (5,219)
                                                               --------    --------    --------

Net (decrease) increase in cash and cash equivalents             (1,971)      4,982       2,340

Cash and cash equivalents at beginning of year                   10,395       5,413       3,073
                                                               --------    --------    --------

Cash and cash equivalents at end of year                       $  8,424    $ 10,395    $  5,413
                                                               ========    ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                     $  1,175    $  1,194    $  1,213
                                                               ========    ========    ========
    Interest capitalized                                       $--         $     52    $     27
                                                               ========    ========    ========
    Deferred interest income                                   $--         $--         $    421
                                                               ========    ========    ========

Supplemental disclosure of non-cash investing activities:
    Sale of real estate through issuance of notes receivable   $--         $--         $  6,090
                                                               ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the "Units") in the Partnership held by investors who own no more than four Units in total under any single registered title (the "Small Investments") at a purchase price of $284 per Unit. In September 2001, the redemption price was increased to $300 per Unit. During the twelve months ended December 31, 2001, 386 Units at $284 per Unit, and 204 Units at $300 per Unit were redeemed in connection with this offer. As of December 31, 2001, there were 93,861 Units outstanding.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners' and General Partner's capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

Net income other than net income from operations shall be allocated as follows:
(i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unit holder's original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 12% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the General Partner. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units.

The terms of the Partnership agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

General Partner and Management Agreement

Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2000, GC merged into Glenborough Realty Trust Incorporated ("Glenborough").

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($649,000, $853,000 & $759,000 in 2001, 2000
and 1999, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsors for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Partnership's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Partnership's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective January 1, 2002, for the Partnership. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership's consolidated financial position and results of operations.

Restatement of Equity - Partners' equity has been restated as of December 31, 1999 and 1998, to reflect a revision to prior years' allocations of net income and net loss between the General Partner and the limited partners in accordance with the Partnership Agreement. Previously reported amounts per limited partnership unit have also been restated on the accompanying consolidated statements of operations.

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

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation, with no effect on consolidated results of operations.

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

Depreciation is provided using the straight line method over useful lives ranging from five to forty years for the respective assets.

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

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value at December 31, 2001. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2001.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

The Partnership's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' allocable share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity for financial reporting purposes will differ from the Partnership's income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration risk -- No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the three years ended December 31, 2001, respectively.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at December 31, 2001 and 2000 (in thousands):

                                                        2001             2000
                                                      --------         --------
Land                                                  $  5,197         $  5,698
Buildings                                               27,053           28,627
Leasehold and other improvements                        14,722           13,852
                                                      --------         --------
                                                        46,972           48,177
Less:  accumulated depreciation                        (19,773)         (19,744)
                                                      --------         --------
Total rental property                                 $ 27,199         $ 28,433
                                                      ========         ========

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000, which were added to the Partnership's cash reserves.

In January 1999, the Partnership sold Rancon Centre Ontario located in Ontario, California to an unaffiliated third party for $7,650,000. As part of the terms of the sale, the Partnership loaned a $5,715,000 to the buyer. The Partnership deferred recognition of the $3,273,000 gain on sale until collection of the note in 2000. In 1999, the Partnership had collected interest income totaling $422,000 from the note.

In January 1999, the Partnership sold the Perris-Nuevo land located in Perris, Riverside County, California, to an unaffiliated third party for $675,000. As part of the terms of the sale, the Partnership loaned $475,000 to the buyer. The Partnership deferred recognition of the $443,000 gain on sale until collection of the note. In 1999 and 2000, the Partnership had collected interest income totaling $27,000 and $14,000 from the note, respectively. $104,000 and $339,000 of deferred gains were recognized in 1999 and 2000, respectively, upon collection of the note.

In January 1999, the Partnership sold the Perris-Ethanac land for $502,000 and realized a $5,000 loss on the sale and $446,000 net proceeds.

At December 31, 2001, the Partnership's rental property includes five office and three retail projects, consisting of approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001        2000
                                                              ------      ------
Tri-City Corporate Centre, San Bernardino, CA
   (14 acres in 2001 & 2000)                                  $2,596      $2,512
                                                              ======      ======

Land held for development increased primarily due to planning costs for Two Parkside and Harriman Plaza.

Note 4. NOTES PAYABLE

Notes payable as of December 31, 2001 and 2000, were as follows (in thousands):

                                                              2001      2000
                                                            -------   -------
Note payable, secured by first deed of trust on Lakeside
Tower, One Parkside and Two Carnegie Plaza. The loan,
which matures August 1, 2006, is a 10-year, 9.39% fixed
rate loan with a 25-year amortization requiring monthly
principal and interest payments of $83                      $ 8,910   $ 9,063

Note payable, secured by first deed of trust on One
Carnegie Plaza. The note had a fixed interest rate of
8.25%, monthly principal and interest payments of $34 and
a maturity date of December 1, 2001. This note was paid
off in November 2001                                           --       4,047
                                                            -------   -------

Total notes payable                                         $ 8,910   $13,110
                                                            =======   =======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

The annual maturities on the Partnership's notes payable for the next five years and thereafter, as of December 31, 2001, are as follows (in thousands):

               2002                                            $      168
               2003                                                   185
               2004                                                   203
               2005                                                   222
               2006                                                 8,132
               Thereafter                                              --
                                                               ----------

               Total                                           $    8,910
                                                               ==========

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership's consolidated results of operations and cash flows.

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2001, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. PROPOSED DISSOLUTION COSTS

The proposed dissolution costs of $76,000 and $444,000 in 2000 and 1999, respectively, consisted of expenses incurred related to the Partnership's plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 7. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

               2002                                              $   6,552
               2003                                                  5,590
               2004                                                  3,578
               2005                                                  2,470
               2006                                                  1,261
               Thereafter                                            2,429
                                                                 ---------

               Total                                             $  21,880
                                                                 =========

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $434,000, $239,000 and $150,000 for the years ended December 31, 2001, 2000, and
1999, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

Note 8. TAXABLE INCOME (LOSS)

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2001, 2000 and 1999, of the net income (loss) for financial reporting purposes to the estimated taxable income
(loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

                                                        2001      2000        1999
                                                      -------    -------    -------
Net income (loss) per financial statements            $ 2,715    $ 4,154    $  (990)
Financial reporting depreciation in excess
  of tax reporting depreciation                           262        333        323
Loss on sale of property less than recognized
  loss for tax reporting                                 (675)    (4,315)    (5,011)
Property taxes capitalized for tax reporting              215        215        215
Costs of dissolution capitalized for tax reporting       --         --          444
Expenses of undeveloped land capitalized for tax          382        301        334
Operating revenues and expenses reported in
  a different period for financial reporting
  than for income tax reporting, net                     (279)      (541)       644
                                                      -------    -------    -------

     Estimated net income (loss) for federal income
     tax purposes                                     $ 2,620    $   147    $(4,041)
                                                      =======    =======    =======

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

The following is a reconciliation of partners' equity for financial reporting purposes to estimated partners' capital for federal income tax purposes as of December 31, 2001 and 2000 (in thousands):

                                                         2001          2000
                                                       --------      --------
Partners' equity per financial statements              $ 31,808      $ 30,357
Cumulative provision for impairment of
  investments in real estate                             11,534        11,534
Financial reporting depreciation in
  excess of tax reporting depreciation                    8,496         8,706
Tax basis investment in Partnership                      13,370        12,715
Tax basis adjustment from partner redemption             (1,642)       (1,618)
Net difference in capitalized costs of development        4,106         3,578
Syndication costs                                        (1,987)       (1,987)
Operating revenues and expenses recognized in
  a different period for financial reporting
  than for income tax reporting, net                     (8,567)       (8,532)
                                                       --------      --------

     Estimated Partners' capital for federal
      income tax purposes                              $ 57,118      $ 54,753
                                                       ========      ========

                              RANCON REALTY FUND V
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
            COLUMN A                      COLUMN B               COLUMN C                  COLUMN D

                                                                                       Cost Capitalized
                                                             Initial Cost to             Subsequent to
                                                               Partnership                Acquisition
                                                             ---------------           ----------------
                                                                       Buildings
                                                                         and                        Carrying
  Description                            Encumbrances      Land      Improvements   Improvements      Cost
------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    One Carnegie Plaza                     $     --      $  1,583      $     --       $ 10,938       $     --
     Less: Provision for impairment
      of investment in real estate               --            --            --         (1,657)            --
    Two Carnegie Plaza                           (B)          873            --          6,232             --
    Carnegie Business Center II                  --           544            --          4,230             --
     Less: Provision for impairment
       of investment in real estate              --            --            --           (299)            --
    Lakeside Tower                               (B)          834            --         12,197             --
    One Parkside                                 (B)          529            --          7,056             --
     Less: Provision for impairment
       of investment in real estate              --            --            --           (700)            --
    Health Club                                  --           786            --          1,932             --
    Outback Steakhouse                           --            --            --            835             --
    Palm Court Retail #3                         --           249            --            810             --
                                           --------      --------      --------       --------       --------
                                              8,910         5,398            --         41,574             --
                                           --------      --------      --------       --------       --------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City                          --         5,676            --          5,798             --
      Less: Provision for impairment
        of investment in real estate             --            --            --         (8,878)            --
                                           --------      --------      --------       --------       --------
                                                 --         5,676            --         (3,080)            --
                                           --------      --------      --------       --------       --------

TOTAL                                      $  8,910      $ 11,074      $     --       $ 38,494       $     --
                                           ========      ========      ========       ========       ========

----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                          COLUMN E                        COLUMN F       COLUMN G     COLUMN H       COLUMN I


                                         Gross Amount Carried
                                         at December 31, 2001
                                         --------------------
                                                Buildings                                      Date                        Life
                                                   and             (A)       Accumulated   Construction      Date      Depreciated
  Description                       Land       Improvements       Total      Depreciation      Began       Acquired        Over
----------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Commercial Office Complexes
  San Bernardino County, CA:
    One Carnegie Plaza              $  1,583       $ 10,938       $ 12,521       $  5,195        8/86        6/03/85      3-40 yrs.
    Less: Provision for impairment
      of investment in real estate      (256)        (1,401)        (1,657)            --
    Two Carnegie Plaza                   873          6,232          7,105          3,106        1/88        6/03/85      3-40 yrs.
    Carnegie Business Center II          544          4,230          4,774          2,180       10/86        6/03/85      3-40 yrs.
      Less: Provision for impairment
        of investment in real estate     (41)          (258)          (299)            --
    Lakeside Tower                       834         12,197         13,031          6,245        3/88        6/03/85      3-40 yrs.
    One Parkside                         529          7,056          7,585          2,572        2/92        6/03/85      5-40 yrs.
      Less: Provision for impairment
        of investment in real estate     (65)          (635)          (700)            --
    Health Club                          786          1,932          2,718            361        1/95        6/03/85      5-40 yrs.
    Outback Steakhouse                   161            674            835             82        1/96
    Palm Court Retail #3                 249            810          1,059             32        1/96        6/03/85      15-40 yrs.
                                     --------      --------       --------       --------
                                       5,197         41,775         46,972         19,773
                                     --------      --------       --------       --------
Land Held for Development:
  San Bernardino County, CA:
    14 acres - Tri-City               11,474             --         11,474             --        N/A         6/03/85      N/A
      Less: Provision for impairment
        of investment in real estate  (8,878)            --         (8,878)            --
                                     --------      --------       --------       --------
                                       2,596             --          2,596             --
                                     --------      --------       --------       --------

TOTAL                                $ 7,793       $ 41,775       $ 49,568       $ 19,773
                                     ========      ========       ========       ========



(A) The aggregate cost of land and buildings for federal income tax purposes is $52,239.

(B) Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of $8,910.

                              RANCON REALTY FUND V,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                    For the years ended
                                                        December 31,
                                              2001          2000         1999
                                            --------      --------     --------
Investments in real estate:

  Balance at beginning of period            $ 50,689      $ 49,421     $ 54,253

    Additions during period                    1,943         1,268        1,481
    Sales during period                       (3,064)           --       (6,313)
                                            --------      --------     --------

  Balance at end of period                  $ 49,568      $ 50,689     $ 49,421
                                            ========      ========     ========

Accumulated Depreciation:

  Balance at beginning of period            $ 19,744      $ 18,199     $ 18,412

    Additions charged to expense               1,440         1,545        1,533
    Retirement from sales                     (1,411)           --       (1,746)
                                            --------      --------     --------

Balance at end of period                    $ 19,773      $ 19,744     $ 18,199
                                            ========      ========     ========

                                  EXHIBIT INDEX

Exhibit No.                                 Exhibit Title
                      ----------------------------------------------------------
(3.1)                 Amended and Restated Agreement of Limited Partnership of
                      the Partnership (included as Exhibit B to the Prospectus
                      dated March 3, 1988, filed pursuant to Rule 424(b), File
                      Number 2-97837, is incorporated herein by reference).

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

(10.1) First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998
                      (filed as Exhibit 10.1 to the Partnership's annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

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

99                    Partnership Representation from Independent Accountants.