Form 10-Q
period 2002-03-31
RANCON REALTY FUND V
filed 2002-05-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    0-16467

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

California	33-0098488

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 South El Camino Real, Suite 1100
San Mateo, California	94402-1708

(Address of principal	(Zip Code)
executive offices)

(650) 343-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Total number of units outstanding as of May 14, 2002: 93,557

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
 (in thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental property, gross	$47,651	$46,972
Accumulated depreciation	(20,132)	(19,773)

Rental property, net	27,519	27,199
Land held for development	2,638	2,596

Total investments in real estate	30,157	29,795
Cash and cash equivalents	8,241	8,424
Accounts receivable	1,124	1,166
Deferred financing costs and other fees, net of accumulated amortization of $2,708 and $2,633 at March 31, 2002 and December 31, 2001, respectively	794	831
Prepaid expenses and other assets	875	781

Total assets	$41,191	$40,997

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$8,870	$8,910
Accounts payable and other liabilities	455	279

Total liabilities	9,325	9,189

Commitments and contingent liabilities (Note 5)
Partners’ equity:
General Partner	(238)	(248)
Limited Partners, 93,731 and 93,861 limited partnership units outstanding at March 31, 2002 and December 31, 2001, respectively	32,104	32,056

Total partners’ equity	31,866	31,808

Total liabilities and partners’ equity	$41,191	$40,997

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Rental income	$1,783	$1,792
Interest and other income	69	153

Total revenues	1,852	1,945

Expenses:
Operating	747	729
Interest expense	216	305
Depreciation and amortization	427	423
Expenses associated with undeveloped land	99	95
General and administrative	266	400

Total expenses	1,755	1,952

Net income (loss)	$97	$(7)

Net income (loss) per limited partnership unit	$0.93	$(0.07)

Distributions per limited partnership unit:
From net income	$—	$—
Representing return of capital	$—	$—

Total distributions per limited partnership unit	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net income (loss) per limited partnership unit	93,750	94,341

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the three months ended March 31, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(248)	$32,056	$31,808
Retirement of limited partnership units	—	(39)	(39)
Net income	10	87	97

Balance at March 31, 2002	$(238)	$32,104	$31,866

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$97	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	427	423
Amortization of loan fees, included in interest expense	7	10
Changes in certain assets and liabilities:
Accounts receivable	42	33
Deferred financing costs and other fees	(38)	—
Prepaid expenses and other assets	(94)	(91)
Accounts payable and accrued expenses	176	184

Net cash provided by operating activities	617	552

Cash flows from investing activities:
Additions to real estate investments	(721)	(261)

Net cash used for investing activities	(721)	(261)

Cash flows from financing activities:
Notes payable principal payments	(40)	(62)
Distributions to General Partner	—	(145)
Retirement of limited partnership units	(39)	(68)

Net cash used for financing activities	(79)	(275)

Net (decrease) increase in cash and cash equivalents	(183)	16
Cash and cash equivalents at beginning of period	8,424	10,395

Cash and cash equivalents at end of period	$8,241	$10,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$209	$295

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly owned by Daniel L. Stephenson. The Partnership reached final funding in February 1989.

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $284 per Unit. In 2001, a total of 590 Units were redeemed. During the three months ended March 31, 2002, a total of 130 Units were repurchased. As of March 31, 2002, there were 93,731 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2002 and December 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners’ and General Partner’s capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unitholder’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 12% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

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

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

General Partner and Management Matters

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC’s responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2001, GC merged into Glenborough.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($161,000 & $162,000 in the first quarter of 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Partnership. This new standard does

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

not currently have a material impact on the Partnership’s consolidated financial position and results of operations, but may in future periods.

Consolidation — In May 1996, the Partnership formed Rancon Realty Fund V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is Rancon Realty Fund V, Inc. (“RRF V, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

Rental Property — Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight line method over five to forty years of the useful lives of the respective assets.

Land Held for Development — Land held for development is stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties, and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Cash and Cash Equivalents — The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments — Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

Deferred Financing Costs and Other Fees — Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

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

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

The Partnership’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Net Income (Loss) Per Limited Partnership Unit — Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners’ allocable share of the net income (loss).

Income Taxes — No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

Concentration risk — No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the three months ended March 31, 2002 and 2001, respectively.

Reference to 2001 audited consolidated financial statements — These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consists of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$5,197	$5,197
Buildings	27,022	27,053
Leasehold and other improvements	15,432	14,722

	47,651	46,972
Less: accumulated depreciation	(20,132)	(19,773)

Total rental property	$27,519	$27,199

     The Partnership’s rental property includes five office and three retail projects, aggregating approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

     Land held for development consists of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

Tri-City Corporate Centre, San Bernardino, CA (14 acres at March 31, 2002 and December 31, 2001, respectively)	$2,638	$2,596

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

Note 4. NOTES PAYABLE

Notes payable as of March 31, 2002 and December 31, 2001, were as follows (in thousands):

	2002	2001

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,870	$8,910

Total notes payable	$8,870	$8,910

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters — The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s results of operations and cash flows.

General Uninsured Losses — The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2002 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations, although they may in future periods. These new accounting standards are discussed in more detail in the notes to the accompanying consolidated financial statements.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2001 audited consolidated financial statements and the notes thereto.

As of March 31, 2002, the Partnership had cash of $8,241,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $30,157,000 which includes $27,519,000 in rental properties and $2,638,000 of land held for development within the Tri-City area.

The Partnership’s primary liability is a note payable of approximately $8,870,000 at March 31, 2002, which consists of a secured fixed rate loan encumbering properties with an aggregate net book value of approximately $15,105,000 and with a maturity date of August 1, 2006. This note requires monthly principal and interest payments of $83,000 and bears a fixed interest rate of 9.39%.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2002 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership’s cash balance at March 31, 2002, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2002, the Partnership’s cash provided by operating activities totaled $617,000.

The $42,000 decrease in accounts receivable at March 31, 2002, compared to December 31, 2001, was primarily due to the collection of a portion of tenant improvement receivables in 2002.

The $38,000 increase in deferred financing costs and other fees at March 31, 2002, compared to December 31, 2001, was primarily due to lease commissions paid for new and renewal leases.

The $94,000 increase in prepaid expenses and other assets at March 31, 2002, compared to December 31, 2001, was primarily due to prepayment of the second quarter investor service fees and an increase in mortgage impound reserve accounts.

The $176,000 increase in accounts payable and other liabilities at March 31, 2002, compared to December 31, 2001, was primarily due to accruals for building operating expenses and property taxes.

Investing Activities

During the three months ended March 31, 2002, the Partnership’s cash used for investing activities totaled $721,000 used for additions to investments in real estate.

Financing Activities

During the three months ended March 31, 2002, the Partnership’s cash used for financing activities totaled $79,000, which consisted of $40,000 in principal payments on the note payable, and $39,000 paid to redeem 130 limited partnership units (“Units”).

Results of Operations

Revenues

     Rental income varied slightly for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to increases in occupancy at One Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3, offset by the sale of the Santa Fe property.

     Occupancy rates at the Partnership’s Tri-City properties were as follows:

	March 31,

	2002	2001

One Carnegie Plaza	88%	59%
Two Carnegie Plaza	89%	85%
Carnegie Business Center II	88%	77%
Lakeside Tower	95%	98%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	N/A

As of March 31, 2002, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Lewis, D’amato & Brisbois et al with a lease through November 2005; and (vi) Holiday Spa Health Club with a lease through December 2010. These six tenants, in the aggregate, occupy approximately 136,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City for the Partnership.

The 29% increase in occupancy from March 31, 2001 to March 31, 2002 at One Carnegie Plaza was due to leasing 10,124 square feet to a new tenant, and expansion of 21,927 square feet for three existing tenants.

The 11% increase in occupancy from March 31, 2001 to March 31, 2002 at Carnegie Business Center II was due to leasing 9,966 square feet to two new tenants. This increase was slightly offset by a decrease of 4,183 square feet due to a tenant moving out upon its lease expiration.

Palm Court Retail #3 was placed in service in April 2001 and 6,004 square feet was leased to three tenants in the second and third quarters of 2001.

Interest and other income decreased $84,000 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a lower invested cash balance resulting from the distributions to Limited Partners in November 2001.

Expenses

Operating expenses of $747,000 for the three months ended March 31, 2002 varied slightly from $729,000 for the three months ended March 31, 2001 primarily due to an increase in utility costs.

Interest expense decreased $89,000, or 29%, during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a decrease in the average debt balance upon the payoff of a $4 million loan in November 2001.

General and administrative expenses decreased $134,000, or 34%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a decrease in legal expenses and investor service expenses related to the redemption program. Legal expenses in 2001 were related to litigation with the sole tenant at the Santa Fe property which was settled with the sale of the property in August 2001.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties; and (iii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

The actual value of the Partnership’s portfolio of properties and land held for development could be significantly higher or lower than their carrying amounts.

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

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

RANCON REALTY FUND V, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 14, 2002	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, President

Date: May 14, 2002	By:	/s/ DANIEL L. STEPHENSON Daniel L. Stephenson, General Partner