Form 10-Q
period 2002-06-30
RANCON REALTY FUND V
filed 2002-08-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-16467

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0098488

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California	94402-1708

(Address of principal executive offices)	(Zip Code)

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

Yes   [X]     No   [   ]

Total number of units outstanding as of August 14, 2002: 93,322

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$48,022	$46,972
Accumulated depreciation	(20,508)	(19,773)

Rental properties, net	27,514	27,199
Land held for development	2,733	2,596

Total investments in real estate	30,247	29,795
Cash and cash equivalents	7,976	8,424
Accounts receivable	1,158	1,166
Deferred financing costs and other fees, net of accumulated amortization of $2,788 and $2,633 at June 30, 2002 and December 31, 2001, respectively	783	831
Prepaid expenses and other assets	795	781

Total assets	$40,959	$40,997

Liabilities and Partners’ Equity
Liabilities:
Note payable	$8,828	$8,910
Accounts payable and other liabilities	286	279

Total liabilities	9,114	9,189

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(233)	(248)
Limited partners 93,491 and 93,861 limited partnership units outstanding at June 30, 2002 and December 31, 2001, respectively	32,078	32,056

Total partners’ equity	31,845	31,808

Total liabilities and partners’ equity	$40,959	$40,997

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Rental income	$1,856	$1,794	$3,639	$3,586
Interest and other income	67	136	136	289

Total revenues	1,923	1,930	3,775	3,875

Expenses:
Operating	807	723	1,554	1,452
Interest expense	215	305	431	610
Depreciation and amortization	449	432	876	855
Expenses associated with undeveloped land	99	74	198	169
General and administrative	299	294	565	694

Total expenses	1,869	1,828	3,624	3,780

Net income	$54	$102	$151	$95

Net income per limited partnership unit	$0.52	$0.97	$1.45	$0.90

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net income per limited partnership unit	93,540	94,168	93,645	94,254

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(248)	$32,056	$31,808
Retirement of limited partnership units	—	(114)	(114)
Net income	15	136	151

Balance at June 30, 2002	$(233)	$32,078	$31,845

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$151	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	855
Amortization of loan fees, included in interest expense	14	20
Changes in certain assets and liabilities:
Accounts receivable	8	32
Deferred financing costs and other fees	(107)	(87)
Prepaid expenses and other assets	(14)	(94)
Accounts payable and other liabilities	7	9

Net cash provided by operating activities	935	830

Cash flows from investing activities: additions to real estate	(1,187)	(1,009)

Cash flows from financing activities:
Notes payable principal payments	(82)	(119)
Retirement of limited partnership units	(114)	(92)
Distributions to General Partner	—	(145)

Net cash used for financing activities	(196)	(356)

Net decrease in cash and cash equivalents	(448)	(535)
Cash and cash equivalents at beginning of period	8,424	10,395

Cash and cash equivalents at end of period	$7,976	$9,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$417	$590

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

Note 1. THE PARTNERSHIP

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $284 per Unit. In 2001, a total of 590 Units were redeemed. During the six months ended June 30, 2002, a total of 370 Units were repurchased. As of June 30, 2002, there were 93,491 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2002 and December 31, 2001, and the related consolidated statements of operations and cash flows for the six months ended June 30, 2002 and 2001.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the general partners; however, if the limited partners and the general partners have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and general partners in excess of the positive balance until the balances of the limited partners’ and general partners’ capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

June 30, 2002
(Unaudited)

General Partner and Management Agreement

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($322,000 & $325,000 as of June 30, 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

June 30, 2002
(Unaudited)

not currently have a material impact on the Partnership’s consolidated financial position and results of operations, but may in future periods.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

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

Rental Properties — Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

June 30, 2002
(Unaudited)

Cash and Cash Equivalents — The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities, the carrying value of the Partnership’s notes payable approximates fair value.

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

Sales of Real Estate — The Partnership recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Property will not have any significant continuing involvement in the operations of the Partnership after the disposal transaction.

Net Income (Loss) Per Limited Partnership Unit — Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners’ allocable share of the net income (loss).

Income Taxes — No provision for income taxes is included in the accompanying consolidated financial statement, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

Concentration risk — No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the six months ended June 30, 2002, and 2001, respectively.

Reference to 2001 audited consolidated financial statements — These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$5,197	$5,197
Buildings	27,047	27,053
Leasehold and other improvements	15,778	14,722

	48,022	46,972
Less: accumulated depreciation	(20,508)	(19,773)

Total rental properties, net	$27,514	$27,199

At June 30, 2002, the Partnership’s rental properties included five office and three retail projects, aggregating approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land held for development consists of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

14 acres at Tri-City Corporate Centre, San Bernardino, CA	$2,733	$2,596

Note 4. NOTE PAYABLE

The following note payable was outstanding as of June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,828	$8,910

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters — The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s results of operations and cash flows.

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

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2002 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

As of June 30, 2002, the Partnership had cash of $7,976,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $30,247,000 which includes $27,514,000 in rental properties and $2,733,000 of land held for development within the Tri-City area.

The Partnership’s primary liability is a note payable of approximately $8,828,000 at June 30, 2002, which consists of a secured fixed rate loan encumbering properties with an aggregate net book value of approximately $15,097,000 and with a maturity date of August 1, 2006. This note requires monthly principal and interest payments of $83,000 and bears a fixed interest rate of 9.39%.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2002 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance at June 30, 2002, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2002, the Partnership’s cash provided by operating activities totaled $935,000.

The $8,000 decrease in accounts receivable at June 30, 2002, compared to December 31, 2001, was primarily due to the collection of tenant rents receivable.

The $107,000 increase in deferred financing costs and other fees at June 30, 2002, compared to December 31, 2001, was primarily due to lease commissions paid for new and renewal leases.

The $14,000 increase in prepaid expenses and other assets at June 30, 2002, compared to December 31, 2001, was primarily due to prepayment of the third quarter investor service fees.

The $7,000 increase in accounts payable and other liabilities at June 30, 2002, compared to December 31, 2001, was primarily due to an accrual for investor service expenses, offset by the payment of accrued building operating expenses and tax preparation fees.

Investing Activities

During the six months ended June 30, 2002, the Partnership’s cash used for investing activities totaled $1,187,000 which consisted of $626,000 for lobby renovations and building improvements at One Carnegie Plaza, Two Carnegie Plaza, and Lakeside Tower, $424,000 for tenant improvements at One Carnegie Plaza, Two Carnegie Plaza, Palm Court Retail # 3 and Lakeside Tower, and $137,000 in land developments at Harriman Plaza and Two Parkside.

Financing Activities

During the six months ended June 30, 2002, the Partnership’s cash used for financing activities totaled $196,000, which consisted of $82,000 in principal payments on the note payable, and $114,000 paid to redeem 370 limited partnership units (“Units”).

Results of Operations

Revenues

Rental income varied slightly for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to increases in occupancy at One Carnegie Plaza, Two Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3, offset by the sale of the Santa Fe property.

Occupancy rates at the Partnership’s Tri-City properties as of June 30, 2002 and 2001 were as follows:

	June 30,

	2002	2001

One Carnegie Plaza	88%	63%
Two Carnegie Plaza	91%	78%
Carnegie Business Center II	92%	69%
Lakeside Tower	97%	96%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	80%

As of June 30, 2002, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Lewis, D’amato & Brisbois et al with a lease through November 2005; and (vi) Holiday Spa Health Club with a lease through December 2010. These six tenants, in the aggregate, occupy approximately 139,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 33% of the rental income generated at Tri-City for the Partnership.

The 25% increase in occupancy from June 30, 2001 to June 30, 2002 at One Carnegie Plaza was due to leasing 15,000 square feet to two new tenants, and a 12,000 square foot expansion for three existing tenants.

The 13% increase in occupancy from June 30, 2001 to June 30, 2002 at Two Carnegie Plaza was due to leasing 12,300 square feet to several new tenants, slightly offset by a decrease of 3,700 square feet due to a tenant moving out upon its lease expiration.

The 23% increase in occupancy from June 30, 2001 to June 30, 2002 at Carnegie Business Center II was due to leasing 11,700 square feet to two new tenants.

The 20% increase in occupancy from June 30, 2001 to June 30, 2002 at Palm Court Retail #3 was due to leasing 1,200 square feet to a new tenant.

Interest and other income decreased $69,000 and $153,000 for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to a lower invested cash balance resulting from the November 2001 payoff of a $4 million note payable secured by One Carnegie Plaza, and the distributions to Limited Partners in November 2001.

Expenses

Operating expenses increased $84,000, or 12%, and $102,000, or 7%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to increases in utility costs and increases in occupancy at One Carnegie, Two Carnegie, Carnegie Business Center II and Palm Court Retail #3, slightly offset by the sale of the Santa Fe property.

Interest expense decreased $90,000, or 30%, and $179,000, or 29%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, due to the payoff of a $4 million loan in November 2001 as discussed above.

Depreciation and amortization slightly increased for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to additions to real estate.

Expenses associated with undeveloped land increased $25,000, or 34%, and $29,000, or 17%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to an increase in security patrol expense and parking lot sweeping expense.

General and administrative expenses decreased $129,000, or 19%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily due to a decrease in legal expenses and investor service expenses related to the redemption program. Legal expenses in 2001 were related to litigation with the sole tenant at the Santa Fe property which was settled with the sale of the property in August 2001.

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

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(in thousands)
Secured Fixed	$176	$193	$213	8,246	N/A	$8,828	$8,828
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     None

     (b)  Reports on Form 8-K (incorporated herein by reference):

On July 25, 2002, the Partnership filed a report on Form 8-K regarding changes in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By	Rancon Financial Corporation a California corporation, its General Partner

Date: August 14, 2002		By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: August 14, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner