Form 10-Q
period 2002-09-30
RANCON REALTY FUND V
filed 2002-11-08
CIK 769131

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [   ]

Total number of units outstanding as November 8, 2002: 93,032

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$48,234	$46,972
Accumulated depreciation	(20,893)	(19,773)

Rental properties, net	27,341	27,199
Land held for development	3,140	2,596

Total real estate investments	30,481	29,795
Cash and cash equivalents	7,969	8,424
Accounts receivable	1,150	1,166
Deferred financing costs and other fees, net of accumulated amortization of $2,866 and $2,633 at September 30, 2002 and December 31, 2001, respectively	927	831
Prepaid expenses and other assets	858	781

Total assets	$41,385	$40,997

Liabilities and Partners’ Equity
Liabilities:
Note payable	$8,786	$8,910
Accounts payable and other liabilities	898	279

Total liabilities	9,684	9,189

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(236)	(248)
Limited partners 93,122 and 93,861 limited partnership units outstanding at September 30, 2002 and December 31, 2001, respectively	31,937	32,056

Total partners’ equity	31,701	31,808

Total liabilities and partners’ equity	$41,385	$40,997

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental income	$1,847	$1,836	$5,486	$5,422
Gain on sale of real estate	—	2,663	—	2,663
Interest and other income	71	110	207	399

Total revenues	1,918	4,609	5,693	8,484

Expenses
Operating	906	900	2,460	2,352
Interest expense	214	303	645	913
Depreciation and amortization	455	416	1,331	1,271
Expenses associated with undeveloped land	99	103	297	272
General and administrative	272	223	837	917

Total expenses	1,946	1,945	5,570	5,725

Net income (loss)	$(28)	$2,664	$123	$2,759

Net income (loss) per limited partnership unit	$(0.26)	$26.87	$1.19	$27.77

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period used to compute net income per limited partnership unit	93,286	94,113	93,525	94,207

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(248)	$32,056	$31,808
Retirement of limited partnership units	—	(230)	(230)
Net income	12	111	123

Balance at September 30, 2002	$(236)	$31,937	$31,701

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$123	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	—	(2,663)
Depreciation and amortization	1,331	1,271
Amortization of loan fees, included in interest expense	22	30
Changes in certain assets and liabilities:
Accounts receivable	16	(109)
Deferred financing costs and other fees	(329)	(233)
Prepaid expenses and other assets	(77)	(203)
Accounts payable and other liabilities	325	25

Net cash provided by operating activities	1,411	877

Cash flows from investing activities:
Net proceeds from sales of real estate	—	4,316
Additions to real estate investments	(1,512)	(1,516)

Net cash (used for) provided by investing activities	(1,512)	2,800

Cash flows from financing activities:
Notes payable principal payments	(124)	(177)
Retirement of limited partnership units	(230)	(126)
Distributions to General Partner	—	(145)

Net cash used for financing activities	(354)	(448)

Net (decrease) increase in cash and cash equivalents	(455)	3,229
Cash and cash equivalents at beginning of period	8,424	10,395

Cash and cash equivalents at end of period	$7,969	$13,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$624	$883

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2002
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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $284 per Unit. In 2001, a total of 590 Units were redeemed. During the nine months ended September 30, 2002, a total of 739 Units were repurchased. As of September 30, 2002, there were 93,122 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2002 and 2001.

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

September 30, 2002
(Unaudited)

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($483,000 and $487,000 as of September 30, 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2002
(Unaudited)

transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Partnership. This new standard does not currently have a material impact on the Partnership’s consolidated financial position and results of operations, but may in future periods.

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

September 30, 2002
(Unaudited)

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants pay rent whom the Partnership previously estimated would not.

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

September 30, 2002
(Unaudited)

Sales of Real Estate

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

Concentration risk

No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the nine months ended September 30, 2002, and 2001, respectively.

Reference to 2001 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2001 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Land	$5,197	$5,197
Buildings	27,047	27,053
Leasehold and other improvements	15,990	14,722

	48,234	46,972
Less: accumulated depreciation	(20,893)	(19,773)

Total rental properties, net	$27,341	$27,199

At September 30, 2002, the Partnership’s rental properties included five office and three retail projects, aggregating approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2002
(Unaudited)

Land held for development consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

14 acres at Tri-City Corporate Centre, San Bernardino, CA	$3,140	$2,596

Note 4. NOTE PAYABLE

The following note payable was outstanding as of September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,786	$8,910

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

Other Matters — The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2002 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

As of September 30, 2002, the Partnership had cash of $7,969,000. The remainder of the Partnership’s assets consist primarily of its net investments in real estate, totaling approximately $30,481,000 which includes $27,341,000 in rental properties and $3,140,000 of land held for development within the Tri-City area.

The Partnership’s primary liability is a note payable of approximately $8,786,000 at September 30, 2002, which consists of a secured fixed rate loan encumbering three properties with an aggregate net book value of approximately $15,047,000 and with a maturity date of August 1, 2006. This note requires monthly principal and interest payments of $83,000 and bears a fixed interest rate of 9.39%.

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

Management believes that the Partnership’s cash balance at September 30, 2002, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2002, the Partnership’s cash provided by operating activities totaled $1,411,000.

The $16,000 decrease in accounts receivable at September 30, 2002, compared to December 31, 2001, was primarily due to the collection of tenant rents receivable.

The $329,000 increase in deferred financing costs and other fees at September 30, 2002, compared to December 31, 2001, was primarily due to lease commissions paid for new and renewal leases.

The $77,000 increase in prepaid expenses and other assets at September 30, 2002, compared to December 31, 2001, was primarily due to an increase in mortgage impound reserve accounts.

The $325,000 increase in accounts payable and other liabilities at September 30, 2002, compared to December 31, 2001, was primarily due to an increase in accrued property taxes.

Investing Activities

During the nine months ended September 30, 2002, the Partnership’s cash used for investing activities totaled $1,512,000, which consisted of $744,000 for lobby renovations and building improvements, and $518,000 for tenant improvements at One Carnegie Plaza, Two Carnegie Plaza, Palm Court Retail # 3 and Lakeside Tower, and $250,000 for development of land at Harriman Plaza and Two Parkside.

Financing Activities

During the nine months ended September 30, 2002, the Partnership’s cash used for financing activities totaled $354,000, which consisted of $124,000 in principal payments on the note payable discussed above, and $230,000 paid to redeem 739 limited partnership units (“Units”).

RESULTS OF OPERATIONS

Revenues

Rental income increased slightly for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to the increases in occupancy at One Carnegie Plaza and Two Carnegie Plaza, offset by the sale of the Santa Fe property, as well as the decrease in occupancy at Carnegie Business Center II.

Occupancy rates at the Partnership’s Tri-City properties as of September 30, 2002 and 2001 were as follows:

	September 30,

	2002	2001

One Carnegie Plaza	89%	74%
Two Carnegie Plaza	96%	87%
Carnegie Business Center II	76%	89%
Lakeside Tower	97%	98%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%

Total weighted average occupancy	95%	84%

As of September 30, 2002, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Lewis, D’amato & Brisbois et al with a lease through November 2005; and (vi) Holiday Spa Health Club with a lease through December 2010. These six tenants, in the aggregate, occupy approximately 139,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 32% of the rental income generated at Tri-City for the Partnership.

The 15% increase in occupancy from September 30, 2001 to September 30, 2002 at One Carnegie Plaza was due to expansion of three existing tenants into 16,000 square feet of vacant space.

The 9% increase in occupancy from September 30, 2001 to September 30, 2002 at Two Carnegie Business Plaza was due to leasing 6,200 square feet of previously vacant space to several new tenants.

The 13% decrease in occupancy from September 30, 2001 to September 30, 2002 at Carnegie Business Center II was due to a 7,900 square foot tenant vacating due to the purchase of their own building, offset by an increase due to leasing of 1,600 square feet of vacant space to a new tenant.

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000 which were added to the Partnership’s cash reserves.

Interest and other income decreased $39,000 and $192,000 for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to a lower invested cash balance which resulted from the November 2001 payoff of a $4 million note payable secured by One Carnegie Plaza, and the distributions to Limited Partners in November 2001, and decreases in interest rates.

Expenses

Operating expenses increased $108,000, or 5%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to an increase in utility costs, and increases in occupancy at One Carnegie and Two Carnegie, partially offset by the sale of the Santa Fe property, and decrease in occupancy at Carnegie Business Center II.

Interest expense decreased $89,000, or 29%, and $268,000, or 29%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, due to the payoff of a $4 million loan in November 2001 as discussed above.

Depreciation and amortization increased $39,000, or 9%, and $60,000, or 5%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to additions to real estate.

Expenses associated with undeveloped land increased $25,000, or 9%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to an increase in security patrol and parking lot sweeping expenses.

General and administrative expenses increased $49,000, or 22%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, primarily due to the reclassification of legal expenses related to litigation of the Santa Fe sale to loss on sale in the 3rd quarter of 2001. General and administrative expenses decreased $80,000, or 9%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to a decrease in investor relation service expenses related to the redemption of partnership units.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
							Fair
	2003	2004	2005	2006	Thereafter	Total	Value

	(in thousands)
Secured Fixed Rate Debt	$180	$198	$218	8,190	N/A	$8,786	$8,786
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at September 30, 2002.

Item 4. Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The Partnership’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
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

RANCON REALTY FUND V, a California limited partnership
	By:	Rancon Financial Corporation a California corporation, its General Partner
Date: November 8, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President
Date: November 8, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RANCON REALTY FUND V;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, and General Partner of
Rancon Financial Corporation