Form 10-K
period 2002-12-31
RANCON REALTY FUND V
filed 2003-03-28
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 0-16467

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0098488 (I.R.S. Employer Identification No.)

400 South El Camino Real , Suite 1100 San Mateo, California (Address of principal executive offices)	94402-1708 (Zip Code)

Partnership’s telephone number, including area code (650) 343-9300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained in Part IV herein on page number 15.

Part I

Item 1. Business

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offering of limited partnership units (“Units”) in February 1989. The General Partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), collectively, the “General Partner”. RFC is wholly owned by DLS. The Partnership has no employees.

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed nine projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, a 6,500 square foot restaurant, and a 6,004 square foot retail space. In 2001, one property was sold. The Partnership’s properties are more fully described in Item 2.

As of December 31, 2002, the Partnership owned eight rental properties (“Tri-City Properties”) and approximately 14 acres of land (“Tri-City land”). Construction has commenced on approximately 6.5 acres. The other 7.5 acres remains undeveloped.

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $284 per Unit. In 2001, a total of 590 Units were redeemed at an average price of $290. In 2002, a total of 2,944 Units were redeemed at an average price of $357. As of December 31, 2002, there were 90,917 Units outstanding.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties, are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

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

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet

One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004

These eight properties total approximately 448,000 rentable square feet and offer a wide range of commercial, R & D and office product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12 million square feet of office space and an overall vacancy rate of approximately 12% as of December 31, 2002, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2002, the Partnership has 359,094 square feet of office space with a vacancy rate of 4%, 50,867 square feet of R & D space with a vacancy rate of 9% and 37,504 square feet of retail space with no vacancy.

Occupancy levels for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2002 expressed as a percentage of the total net rentable square feet, were as follows:

	2002	2001	2000	1999	1998

One Carnegie Plaza	95%	78%	76%	64%	50%
Two Carnegie Plaza	97%	85%	78%	85%	82%
Carnegie Business Center II	91%	89%	72%	78%	78%
Lakeside Tower	93%	95%	95%	95%	93%
One Parkside	100%	100%	100%	100%	79%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	N/A	N/A	N/A
Weighted average occupancy	95%	90%	87%	86%	79%

In 2002, management renewed 13 leases, totaling 77,454 square feet, expanded 4 existing tenants by 7,146 square feet, and executed 8 new leases totaling 32,401 square feet of space. In 2003, 12 leases, totaling 55,142 square feet, are due to expire. Of these, management has renewed eight tenants’ leases totaling 42,105 square feet, while one tenant occupying 4,224 square feet has indicated that they will vacate upon expiration of their lease. The remaining tenants occupied a total of 8,813 square feet of space have not yet indicated whether they plan to renew their leases or vacate the premises. Management, along with independent leasing brokers, is aggressively marketing the space.

The annual effective rents per square foot for each of the five years ended December 31, 2002 were as follows:

	2002	2001	2000	1999	1998

One Carnegie Plaza	$15.11	$15.46	$15.90	$15.09	$14.96
Two Carnegie Plaza	$16.15	$15.79	$15.90	$15.59	$15.41
Carnegie Business Center II	$11.20	$11.27	$10.83	$10.66	$10.56
Lakeside Tower	$20.56	$20.09	$19.07	$18.69	$18.59
One Parkside	$19.92	$19.22	$21.04	$20.63	$18.19
Bally’s Health Club	$11.33	$11.33	$9.85	$9.85	$9.85
Outback Steakhouse	$15.23	$15.23	$13.85	$13.85	$13.85
Palm Court Retail # 3	$22.98	$22.98	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants that occupied a significant portion of the net rentable square footage as of December 31, 2002:

Lewis,
	Chicago	New York Life		Computer	Holiday Spa	D’Amato,
Tenant	Title	Insurance	Paychex	Associates	Health Club	Brisbois

Building	One Parkside	One Parkside	One Carnegie Plaza	One Carnegie Plaza	Bally’s Health Club	Lakeside Tower

Nature of Business	Real Estate Services	Insurance	Payroll Service	Software	Health Club	Law Firm

Lease Term	10 yrs	5 yrs	5 yrs	5 yrs	14 yrs	10 yrs

Expiration Date	2/03/04	5/31/04	7/31/04	11/30/05	12/31/10	12/31/12

Square Feet	31,249	21,031	22,180	16,723	25,000	23,750

(% of rentable total)	7%	4%	5%	5%	5%	5%

Annual Rent	$633,000	$399,000	$364,000	$266,000	$283,000	$476,000

Future Rent Increases	CPI annually	CPI annually	3% annually	3% annually	15% in 2006	3% annually

Renewal Options	Two 5-yr options	Two 5-yr options	One 3–yr. option	Two 3-yr. options	Three 5-yr. options	Two 4 –yr. options

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and deeds of trust:

Lakeside Tower,
One Parkside and
Security	Two Carnegie Plaza

Principal balance at December 31, 2002	$8,742,000
Interest Rate	9.39%
Monthly Payment	$83,142
Maturity Date	8/01/06

Tri-City Land

As of December 31, 2002 the Partnership owned approximately 14 acres of the Tri-City land. Construction has commenced on approximately 6.5 acres. The other 7.5 acres remains undeveloped. The Partnership’s intention is to develop parcels of this land on a build-to-suit basis, as tenants become available. The projects currently under construction are Two Parkside and Harriman Plaza.

The construction cost for the three-story office building of 80,750 square feet, known as Two Parkside, is approximately $6,150,000, and the construction is estimated to be completed in September 2003. A 53,000 square-foot space is leased to one new tenant who, it is estimated, will occupy the space in October 2003.

The site improvement cost for Harriman Plaza, is approximately $550,000. The building site is leased to one new tenant who will pay for the cost of the building core, shell and other improvement of the property. The site will be used as a restaurant. Ground lease rent will start in March 2003.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2002, there were 10,070 holders of Partnership Units.

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

In 2002, the Partnership distributed $1,228,000 and $136,000 to the Limited Partners and General Partner, respectively.

In 2001, the Partnership distributed $1,082,000 and $11,000 to the Limited Partners and General Partner, respectively, from the proceeds of the sale of the Santa Fe property as discussed below.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2002 (in thousands, except per Unit data):

	2002	2001	2000	1999	1998

Rental income	$7,349	$7,248	$7,199	$6,404	$6,387
Gain (loss) on sale of real estate, net	$––	$2,663	$3,612	$99	$(34)
Provision for impairment of real estate investments	$––	$––	$––	$––	$(323)
Net income (loss)	$93	$2,715	$4,154	$(990)	$(1,747)
Net income (loss) allocable to Limited Partners	$84	$2,577	$3,919	$(995)	$(1,747)
Net income (loss) per Unit	$.90	$27.37	$40.67	$(10.32)	$(18.09)
Total assets	$39,625	$40,997	$44,105	$45,631	$47,625
Long-term obligations	$8,742	$8,910	$13,110	$13,315	$13,508
Cash distributions per Unit	$13.20	$11.50	$10.00	$52.00	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s consolidated financial position or results of operations. These new accounting standards are as follows:

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement is not expected to have any impact on the Partnership’s financial position or results of operations.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The disclosures provided reflect management’s understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Partnership’s various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 15 of Part IV.

At December 31, 2002, the Partnership had cash of $3,588,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate of approximately $33,056,000 which includes $27,305,000 of rental properties, $3,678,000 of construction in progress and $2,073,000 of land held for development within the Tri-City area.

The Partnership’s primary liability is a note payable of approximately $8,742,000 at December 31, 2002, which consists of a secured fixed rate loan encumbering properties with an aggregate net book value of approximately $14,896,000 and maturity date of August 1, 2006. This note requires monthly principal and interest payments, and bears a fixed annual interest rate of 9.39%. The Partnership’s other note payable was paid off in November 2001.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2002, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance at December 31, 2002, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2002, the Partnership’s cash provided by operating activities totaled $1,514,000.

The $122,000 increase in accounts receivable at December 31, 2002, compared to December 31, 2001, was primarily due to an accrual of a reimbursement from the reserve impound account for tenant improvements paid for previously by the Partnership at Lakeside Tower, One Parkside and Two Carnegie.

The $96,000 increase in deferred costs at December 31, 2002, compared to December 31, 2001, was primarily due to $411,000 in lease commissions paid for new and renewal leases, offset by $315,000 of amortization expense.

The $15,000 decrease in prepaid expenses and other assets at December 31, 2002, compared to December 31, 2001, was primarily due to a decrease in reserve impound account at Lakeside Tower, One Parkside and Two Carnegie, offset by an increase in mortgage impound accounts.

The $91,000 increase in accounts payable and other liabilities at December 31, 2002, compared to December 31, 2001, was primarily due to an increase in accruals for unit redemptions.

Investing Activities

During the year ended December 31, 2002, the Partnership’s cash used for investing activities totaled $3,766,000 which consisted of $829,000 for lobby renovations and building improvements, and $810,000 for tenant improvements at One Carnegie Plaza, Two Carnegie Plaza, Carnegie Business Center II and Lakeside Tower, $20,000 for cost of grading plan at East Lake Restaurant Pad, and $2,107,000 for construction costs at Two Parkside and Harriman Plaza (see Item 2 for discussion).

Financing Activities

During the year ended December 31, 2002, the Partnership’s cash used for financing activities totaled $2,584,000, which consisted of $168,000 in principal payments on the note payable, $1,364,000 of distributions to the Limited Partners and General Partners, and $1,052,000 paid to redeem 2,944 limited partnership units (“Units”).

RESULTS OF OPERATIONS

2002 versus 2001

Revenue

Rental income increased slightly for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to the increases in occupancy at One Carnegie Plaza and Two Carnegie Plaza, offset by the sale of the Santa Fe property in 2001.

Occupancy rates at the Partnership’s Tri-City properties for each of the five years ended December 31, 2002 were as follows:

	2002	2001	2000	1999	1998

One Carnegie Plaza	95%	78%	76%	64%	50%
Two Carnegie Plaza	96%	85%	78%	85%	82%
Carnegie Business Center II	91%	89%	72%	78%	78%
Santa Fe	N/A	N/A	100%	100%	100%
Lakeside Tower	93%	95%	95%	95%	93%
One Parkside	100%	100%	100%	100%	79%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	N/A	N/A	N/A
Weighted average occupancy	95%	90%	87%	86%	79%

As of December 31, 2002, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004, (iii) Paychex with a lease through July 2004, (iv) Computer Associates with a lease through November 2005, (v) Holiday Spa Health Club with a lease through December 2010 and (vi) Lewis, D’amato & Brisbois et al with a lease through December 2012. These six tenants, in aggregate, occupy approximately 140,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 33% of the rental income generated at Tri-City for the Partnership.

The 17% increase in occupancy at One Carnegie Plaza from December 31, 2001 to December 31, 2002 was primarily due to the expansion of three existing tenants into approximately 19,000 square feet of vacant space.

The 11% increase in occupancy at Two Carnegie Plaza from December 31, 2001 to December 31, 2002 was primarily due to the leasing of approximately 8,000 square feet of previously vacant space to several new tenants.

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000 which were initially added to the Partnership’s cash reserves. $1,093,000 of these sales proceeds were ultimately distributed to the partners in 2001.

Interest and other income for the year ended December 31, 2002 decreased $251,000 from the year ended December 31, 2001, primarily due to a lower invested cash balance which resulted from the November 2001 payoff of a $4 million note payable secured by One Carnegie Plaza, the distributions to the partners in November 2001 and 2002, and decreases in interest rates, offset by an increase in invested cash balance resulting from the sale of the Santa Fe property in August 2001.

Expenses

Operating expenses increased $111,000, or 3%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to increases in occupancy at One Carnegie and Two Carnegie, and an increase in utility costs, partially offset by the sale of the Santa Fe property in 2001.

Interest expense decreased $328,000, or 28%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to the payoff of a $4 million loan in November 2001 as discussed above.

Depreciation and amortization expense increased $122,000, or 7%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to additions to real estate, partially offset by the sale of the Santa Fe property in 2001.

General and administrative expenses decreased $94,000, or 8%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to a decrease in investor relation service expenses related to the redemption of partnership units.

2001 versus 2000

Revenue

Rental income varied slightly for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to increases in occupancy at Two Carnegie Plaza, Carnegie Business Center II, and Palm Court Retail #3, offset by the sale of the Santa Fe property in 2001.

Occupancy rates at the Partnership’s Tri-City properties for each of the five years ended December 31, 2001 were as follows:

	2001	2000	1999	1998	1997

One Carnegie Plaza	78%	76%	64%	50%	85%
Two Carnegie Plaza	85%	78%	85%	82%	81%
Carnegie Business Center II	89%	72%	78%	78%	74%
Santa Fe	N/A	100%	100%	100%	100%
Lakeside Tower	95%	95%	95%	93%	86%
One Parkside	100%	100%	100%	79%	66%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	N/A	N/A	N/A	N/A
Weighted average occupancy	90%	87%	86%	79%	83%

As of December 31, 2001, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004, (iii) Paychex with a lease through July 2004, (iv) Computer Associates with a lease through December 2005, (v) Lewis, D’amato & Brisbois et al with a lease through December 2012 and (vi) Holiday Spa Health Club with a lease through December 2010. These six tenants, in aggregate, occupy approximately 136,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 31% of the rental income generated at Tri-City for the Partnership.

The 7% increase in occupancy at Two Carnegie Plaza from December 31, 2000 to December 31, 2001 was primarily due to the leasing of 6,175 square feet of vacant space to a new tenant. This increase was offset by a decrease of 1,670 square feet due to a tenant moving out upon its lease expiration.

The 17% increase in occupancy at Carnegie Business Center II was primarily due to the leasing of 9,966 square feet of vacant space to two new tenants. This increase was slightly offset by a decrease of 4,183 square feet due to a tenant moving out upon its lease expiration.

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000 which were initially added to the Partnership’s cash reserves. A portion of these sales proceeds were distributed to the partners in November 2001.

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

Expenses

Operating expenses increased $263,000, or 9%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in utility costs and the commencement of operations at Palm Court Retail #3, offset by the higher operating expenses in 2000 related in tax appeal fees in prior year.

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

General and administrative expenses decreased $152,000, or 11%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a decrease in asset management fees in accordance with the Management Agreement, slightly offset by an increase in investor service expenses related to the redemption program.

The proposed dissolution costs of $76,000 in 2000, consisted of expenses incurred related to the Partnership’s plan to sell the properties and dissolve the Partnership. The plan was discontinued in September 2000.

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis

 The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

Carrying value of rental properties and land held for development

 The Partnership’s rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

Item 7A. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio. The Partnership does not own any derivative instruments.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(in thousands)
Secured Fixed	$185	$203	$222	8,132	N/A	$8,742	$8,742
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 18, 2002, the General Partner of the Partnership Realty Fund V, a California Limited Partnership (“the Partnership”), engaged KPMG LLP (“KPMG”) to serve as the Partnership’s independent public accountants for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP (“Arthur Andersen”), the Partnership’s former independent public accountants.

Arthur Andersen’s reports on the Partnership’s consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen’s report on the Partnership’s consolidated financial statements for the fiscal year ended December 31, 2001 was issued on an unqualified basis in conjunction with the publication of the Partnership’s Annual Report on Form 10-K.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership’s consolidated financial statements for such fiscal years; and there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K.

Pursuant to Item 304 (a) (3) of Regulation S-K, the Partnership is required to provide Arthur Andersen with a copy of the foregoing disclosures and to file as an exhibit a letter from Arthur Andersen stating whether it agrees with the statements made in this Item. the Partnership provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen advised the Partnership that it has ceased furnishing such letters. Item 304T (b) (2) of Regulation S-K provides that if an issuer cannot obtain such a letter after reasonable efforts, compliance with Item 304 (a) (3) is not required. After reasonable efforts, the Partnership was not able to obtain such a letter; accordingly, no such letter has been filed herewith.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, the Partnership did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s consolidated financial statements, or any other matter that was the subject of a disagreement or a reportable event as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and Rancon Financial Corporation (“RFC”) are the General Partners of the Partnership. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson, age 59, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11. Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

Title		Amount and Nature of	Percent
of Class	Name of Beneficial Owner	Beneficial Ownership	of Class

Units Units	Daniel Lee Stephenson (IRA) Daniel Lee Stephenson Family Trust	3 Units (direct) 100 Units (direct)	* *

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2002, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

Item 14. Controls and procedures

(a) Evaluation of disclosure controls and procedures. The General Partner’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report

(1) Financial Statements:

Independent Auditors’ Report

Report of Former Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Partners’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(b)	Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California Limited Partnership

	By	Rancon Financial Corporation a California corporation its General Partner

Date: March 28, 2003		By: /s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: March 28, 2003	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, Its General Partner

INDEX TO FINANCIAL STATEMENTS
AND SCHEDULE

Page

Independent Auditors’ Report	18
Report of Former Independent Public Accountants	19
Consolidated Balance Sheets as of December 31, 2002 and 2001	20
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	21
Consolidated Statements of Partners’ Equity for the years ended December 31, 2002, 2001 and 2000	22
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	23
Notes to Consolidated Financial Statements	24-32
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto	33-34

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

The General Partners
RANCON REALTY FUND V, A California Limited Partnership:

We have audited the accompanying consolidated balance sheet of RANCON REALTY FUND V, A California Limited Partnership, and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, partners’ equity, and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we have also audited the related 2002 financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these 2002 consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of RANCON REALTY FUND V, A California Limited Partnership, and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, A California Limited Partnership, and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

San Francisco, California
February 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND V:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

San Francisco, California February 1, 2002	/s/ Arthur Andersen LLP Arthur Andersen LLP

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with RANCON REALTY FUND V’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

RANCON REALTY FUND V
A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except unit amounts)

	2002	2001

Assets
Investments in real estate:
Rental property, gross	$48,611	$46,972
Accumulated depreciation	(21,306)	(19,773)

Rental property, net	27,305	27,199
Construction in progress	3,678	––
Land held for development	2,073	2,596

Total investments in real estate	33,056	29,795

Cash and cash equivalents	3,588	8,424
Accounts receivable	1,288	1,166
Deferred costs, net of accumulated amortization of $2,948 and $2,633 at December 31, 2002 and 2001, respectively	927	831
Prepaid expenses and other assets	766	781

Total assets	$39,625	$40,997

Liabilities and Partners’ Equity
Liabilities:
Note payable	$8,742	$8,910
Accounts payable and other liabilities	370	279
Construction costs payable	1,028	––

Total liabilities	10,140	9,189

Commitments and contingent liabilities (Note 5)
Partners’ equity:
General Partners	(375)	(248)
Limited partners, 90,917 and 93,861 limited partnership units outstanding at December 31, 2002 and 2001, respectively	29,860	32,056

Total partners’ equity	29,485	31,808

Total liabilities and partners’ equity	$39,625	$40,997

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except per unit amounts and units outstanding)

	2002	2001	2000

Revenue
Rental income	$7,349	$7,248	$7,199
Gain on sale of real estate	––	2,663	3,612
Interest and other income	260	511	1,132

Total revenue	7,609	10,422	11,943

Expenses
Operating	3,331	3,220	2,957
Interest expense	858	1,186	1,196
Depreciation and amortization	1,818	1,696	1,797
Expenses associated with undeveloped land	380	382	388
General and administrative	1,129	1,223	1,375
Proposed dissolution costs	––	––	76

Total expenses	7,516	7,707	7,789

Net income	$93	$2,715	$4,154

Basis and diluted net income per limited partnership unit	$0.90	$27	$40.67

Distributions per limited partnership unit:
From net income	$0.90	$11.50	$10.00
Representing return of capital	12.30	––	––

Total distributions per limited partnership unit	$13.20	$11.50	$10.00

Weighted average number of limited partnership units outstanding during each year	93,231	94,156	96,354

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 1999	$(465)	$28,336	$27,871
Retirement of limited partnership units	––	(561)	(561)
Net income	235	3,919	4,154
Distributions	(145)	(962)	(1,107)

Balance at December 31, 2000	(375)	30,732	30,357
Retirement of limited partnership units	––	(171)	(171)
Net income	138	2,577	2,715
Distributions	(11)	(1,082)	(1,093)

Balance at December 31, 2001	(248)	32,056	31,808
Retirement of limited partnership units	––	(1,052)	(1,052)
Net income	9	84	93
Distributions	(136)	(1,228)	(1,364)

Balance at December 31, 2002	$(375)	$29,860	$29,485

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$93	$2,715	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	––	(2,663)	(3,612)
Deferred interest income on note receivable	––	––	(554)
Depreciation and amortization	1,818	1,696	1,797
Amortization of loan fees, included in interest expense	30	40	54
Changes in certain assets and liabilities:
Accounts receivable	(122)	99	62
Deferred costs	(411)	(271)	(234)
Prepaid expenses and other assets	15	(137)	7
Accounts payable and other liabilities	91	(214)	82

Net cash provided by operating activities	1,514	1,265	1,756

Cash flows from investing activities:
Net proceeds from sales of real estate	––	4,316	––
Additions to real estate investments	(3,766)	(1,943)	(1,268)
Principal receipts on notes receivable	––	––	6,090
Interest receipts on notes receivable	––	––	132

Net cash (used for) provided by investing activities	(3,766)	2,373	4,954

Cash flows from financing activities:
Note payable principal payments	(168)	(4,200)	(205)
Distributions to general and limited partners	(1,364)	(1,238)	(962)
Retirement of limited partnership units	(1,052)	(171)	(561)

Net cash used for financing activities	(2,584)	(5,609)	(1,728)

Net (decrease) increase in cash and cash equivalents	(4,836)	1,971	4,982
Cash and cash equivalents at beginning of year	8,424	10,395	5,413

Cash and cash equivalents at end of year	$3,588	$8,424	$10,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$829	$1,175	$1,194

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

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

In November 2000, the Partnership offered to redeem the units of limited partnership interest (the “Units”) in the Partnership held by investors who own no more than four Units in total under any single registered title (the “Small Investments”) at a purchase price of $284 per Unit. In 2001, a total of 590 Units were redeemed at an average price of $292. In 2002, a total of 2,944 Units were redeemed at an average price of $329. As of December 31, 2002, there were 90,917 Units outstanding.

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

Net income other than net income from operations shall be allocated as follows: (i) first, to the partners who have a deficit balance in their capital account, provided that, in no event shall the General Partner be allocated more than 5% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the Unit holder’s original invested capital; (ii) second, to the limited partners in proportion to and to the extent of the amounts required to increase their capital accounts to an amount equal to the sum of the adjusted invested capital of their units plus an additional cumulative non-compounded 12% return per annum (plus additional amounts depending on the date Units were purchased); (iii) third, to the partners in the minimum amount required to first equalize their capital accounts in proportion to the number of units owned, and then, to bring the sum of the balances of the capital accounts of the limited partners and the General Partner into the ratio of 4 to 1; and (iv) the balance, if any, 80% to the limited partners and 20% to the General Partner. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

Net losses other than net losses from operations are allocated 99% to the limited partners and 1% to the General Partner. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units.

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determine in their absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement)for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

(iii)  third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner have received an amount equal to 20 percent of all distributions of cash from sales or refinancing: (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

All cash from a sale or disposition of substantially all of the assets (as defined in the Partnership Agreement ) and any cash, other than cash from operations, available for distribution to partners during the dissolution and termination of the Partnership, shall be distributed to the partners: (i) first, in proportion to and to the extent of the positive balances of their capital accounts; (ii) the remaining balance, if any, in accordance with distributions of cash from sales or refinancing above.

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC’s responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”).

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($643,000, $649,000 and $853,000 in 2002, 2001 and 2000, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsors for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

New Accounting Pronouncements

In August 2001, the FASB approved for issuance SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gains and losses on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented.

The Partnership records real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. The Partnership adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:

-	Management, having the authority to approve the action, commits to a plan to sell the asset;

-	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

-	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

-	The sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

-	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

-	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

-	Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations

The Partnership’s adoption of SFAS 144 did not have an impact on the Partnership, but may in future periods.

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

Land Held for Development and Construction In Progress - Land held for development and construction in progress are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development.

Interest and property taxes related to property constructed by the Partnership are capitalized during the period of construction.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Fair Value of Financial Instruments - For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, and construction costs payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities, the carrying value of the Partnership’s note payable approximates fair value.

Deferred Financing Costs and Other Fees - Deferred loan fees are amortized on a straight-line basis over the life of the related loan, which approximates the interest method, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenue

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration risk – No single tenant or affiliated group of tenants occupied more than 10% of total rentable square feet or represented more than 10% of rental income for the three years ended December 31, 2002, respectively.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$5,197	$5,197
Buildings	27,046	27,053
Leasehold and other improvements	16,368	14,722

	48,611	46,972
Less: accumulated depreciation	(21,306)	(19,773)

Total rental property	$27,305	$27,199

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000, which were initially added to the Partnership’s cash reserves. $1,093,000 of these sales proceeds were ultimately distributed to the partners in 2001.

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

At December 31, 2002, the Partnership’s rental property includes five office and three retail projects, consisting of approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Construction in progress consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Tri-City Corporate Centre, San Bernardino, CA
(approximately 6.5 acres land with a cost basis of $662,000 in 2002)	$3,678	$—

Construction in progress increased primarily due to an increase in construction costs at Two Parkside and Harriman Plaza.

Land held for development consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Tri-City Corporate Centre, San Bernardino, CA
(approximately 7.5 acre in 2002 & 2001)	$2,073	$2,596

Note 4. NOTE PAYABLE

Note payable as of December 31, 2002 and 2001, was as follows (in thousands):

	2002	2001

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,742	$8,910

The annual maturities on the Partnership’s notes payable for the next five years and thereafter, as of December 31, 2002, are as follows (in thousands):

2003	$185
2004	203
2005	222
2006	8,132

Total	$8,742

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s consolidated results of operations and cash flows.

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable or not economically insurable. Further, all of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Other Matters - The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2002, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$6,854
2004	4,800
2005	3,573
2006	2,719
2007	1,969
Thereafter	5,445

Total	$25,360

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $354,000, $434,000 and $239,000 for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

Note 7. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2002, 2001 and 2000, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2002	2001	2000

Net income as reported in the accompanying consolidated financial statements	$93	$2,715	$4,154
Financial reporting depreciation in excess of tax reporting depreciation*	371	262	333
Gain on sale of property in excess of gain recognized for tax reporting*	––	(675)	(4,315)
Property taxes capitalized for tax reporting in excess of financial reporting*	220	215	215
Expenses of undeveloped land capitalized for tax	380	382	301
Operating expenses reported in a different period for financial reporting than for income tax reporting, net	(422)	(279)	(541)

Net income for federal income tax purposes*	$642	$2,620	$147

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Partners’ equity as reported in the accompanying financial statements	$29,485	$31,808
Cumulative provision for impairment of investments in real estate*	11,534	11,534
Financial reporting depreciation in excess of tax reporting depreciation*	8,804	8,496
Tax basis investment in Partnership*	13,450	13,370
Tax basis adjustment from partner redemption*	(1,642)	(1,642)
Net difference in capitalized costs of development*	3,281	4,106
Syndication costs*	(1,987)	(1,987)
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	(7,628)	(8,567)

Partners’ capital for federal income tax purposes*	$55,297	$57,118

*Unaudited

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 8. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, per unit amounts and units outstanding):

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2002	2002	2002	2002

Revenues
Rental income	$1,783	$1,856	$1,847	$1,863
Interest and other income	69	67	71	53

Total revenues	1,852	1,923	1,918	1,916

Expenses
Operating	747	807	906	871
Interest expense	216	215	214	213
Depreciation and amortization	427	449	455	487
Expenses associated with undeveloped land	99	99	99	83
General and administrative	266	299	272	292

Total expenses	1,755	1,869	1,946	1,946

Net income (loss)	$97	$54	$(28)	$(30)

Basic and diluted net income (loss) per limited partnership unit:	$0.93	$0.52	$(0.26)	$(0.29)

Distributions per limited partnership unit:
From net income	$––	$––	$––	$0.90
Representing return of capital	––	––	––	12.30

Total distributions per limited partnership unit	$––	$––	$––	$13.20

Weighted average number of limited partnership units outstanding during each period	93,750	93,540	93,286	92,347

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2001	2001	2001	2001

Revenues
Rental income	$1,792	$1,794	$1,836	$1,826
Gain on sale of real estate	––	––	2,663	––
Interest and other income	153	136	110	112

Total revenues	1,945	1,930	4,609	1,938

Expenses
Operating	729	723	900	868
Interest expense	305	305	303	273
Depreciation and amortization	423	432	416	425
Expenses associated with undeveloped land	95	74	103	110
General and administrative	400	294	223	306

Total expenses	1,952	1,828	1,945	1,982

Net income (loss)	$(7)	$102	$2,664	$(44)

Basic and diluted net income (loss) per limited partnership unit:	$(0.07)	$0.97	$26.87	$(0.40)

Distributions per limited partnership unit:
From net income	$––	$––	$––	$11.50
Representing return of capital	––	––	––	––

Total distributions per limited partnership unit	$––	$––	$––	$11.50

Weighted average number of limited partnership units outstanding during each period	94,341	94.168	94.113	94,003

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D

					Cost Capitalized
			Initial Cost to		Subsequent to
			Partnership		Acquisition

				Buildings
				and		Carrying
Description	Encumbrances		Land	Improvements	Improvements	Cost

Rental Properties:
Commercial Office Complexes
San Bernardino County, CA:
One Carnegie Plaza	$––		$1,583	$—	$11,702	$—
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—
Two Carnegie Plaza	(B	)	873	—	6,619	—
Carnegie Business Center II	—		544	—	4,282	—
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—
Lakeside Tower	(B	)	834	—	12,474	—
One Parkside	(B	)	529	—	7,118	—
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—
Health Club	—		786	—	1,938	—
Outback Steakhouse	—		—	—	835	—
Palm Court Retail #3	—		249	—	1,032	—
Less: Provision for impairment of investment in real estate	––		––	––	(131)	—

	8,742		5,398	—	43,213	—

Construction in progress:
San Bernardino County, CA:
6.5 acres - Tri-City	—		662	—	3,212	—
Less: Provision for impairment of investment in real estate	—		––	—	(196)	—

	—		662	—	3,016	—

Land Held for Development:
San Bernardino County, CA:
7.5 acres - Tri-City	—		5,014	—	5,741	—
Less: Provision for impairment of investment in real estate	—		––	—	(8,682)	—

	—		5,014	—	(2,941)	—

TOTAL	$8,742		$11,074	$—	$43,288	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN E			COLUMN F	COLUMN G

	Gross Amount Carried
	at December 31, 2002

		Buildings			Date
		and	(A)	Accumulated	Construction
Description	Land	Improvements	Total	Depreciation	Began

Rental Properties:
Commercial Office Complexes
San Bernardino County, CA:
One Carnegie Plaza	$1,583	$11,702	$13,285	5,572	8/86
Less: Provision for impairment of investment in real estate	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	873	6,619	7,492	3,321	1/88
Carnegie Business Center II	544	4,282	4,826	2,278	10/86
Less: Provision for impairment of investment in real estate	(41)	(258)	(299)	—
Lakeside Tower	834	12,474	13,308	6,668	3/88
One Parkside	529	7,118	7,647	2,862	2/92
Less: Provision for impairment of investment in real estate	(65)	(635)	(700)	—
Health Club	786	1,938	2,724	406	1/95
Outback Steakhouse	161	674	835	98	1/96
Palm Court Retail #3	249	1,032	1,281	101	1/96
Less: Provision for impairment of investment in real estate	––	(131)	(131)	—

	5,197	43,414	48,611	21,306

Construction in progress:
San Bernardino County, CA:
6.5 acres - Tri-City	3,874 (c)	—	3,874	—	N/A
Less: Provision for impairment of investment in real estate	(196)	—	(196)	—

	3,678	—	3,678	—

Land Held for Development:
San Bernardino County, CA:
7.5 acres - Tri-City	10,755 (c)	—	10,755	—	N/A
Less: Provision for impairment of investment in real estate	(8,682)	—	(8,682)	—

	2,073	—	2,073	—

TOTAL	$10,948	$43,414	$54,362	$21,306

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN H	COLUMN I

Life
	Date	Depreciated
Description	Acquired	Over

Rental Properties:
Commercial Office Complexes
San Bernardino County, CA:
One Carnegie Plaza	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate
Two Carnegie Plaza	6/03/85	3-40 yrs.
Carnegie Business Center II	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate
Lakeside Tower	6/03/85	3-40 yrs.
One Parkside	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate
Health Club	6/03/85	5-40 yrs.
Outback Steakhouse
Palm Court Retail #3	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate
Construction in progress:
San Bernardino County, CA:
6.5 acres - Tri-City	6/03/85	N/A
Less: Provision for impairment of investment in real estate
Land Held for Development:
San Bernardino County, CA:
7.5 acres - Tri-City	6/03/85	N/A
Less: Provision for impairment of investment in real estate
TOTAL

(A)	The aggregate cost of land and buildings for federal income tax purposes is $51,227 (unaudited).

(B)	Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of $8,742.

(C)	For purposes of this schedule, all construction in progress is included in Land.

(continued)

RANCON REALTY FUND V,
A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Investments in real estate:
Balance at beginning of year	$49,568	$50,689	$49,421
Additions during year	4,794	1,943	1,268
Sales of real estate	––	(3,064)	––

Balance at end of year	$54,362	$49,568	$50,689

Accumulated Depreciation:
Balance at beginning of year	$19,773	$19,744	$18,199
Additions charged to expense	1,533	1,440	1,545
Sales of real estate	––	(1,411)	––

Balance at end of year	$21,306	$19,773	$19,744

See accompanying independent auditors’ report.

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this annual report on Form 10-K of RANCON REALTY FUND V, a California Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, Chief Executive Officer
Chief Financial Officer and
General Partner of Rancon Financial Corporation

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).