Form 10-Q
period 2003-03-31
RANCON REALTY FUND V
filed 2003-05-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Total number of units outstanding as of May 14, 2003: 90,473

INDEX
RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Rancon Realty Fund V (Unaudited):
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the three months ended March 31, 2003	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15
Item 3.	Qualitative and Quantitative Information About Market Risk	15-16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$48,956	$48,611
Accumulated depreciation	(21,749)	(21,306)

Rental properties, net	27,207	27,305
Construction in progress	6,292	3,678
Land held for development	2,077	2,073

Total investments in real estate	35,576	33,056
Cash and cash equivalents	1,075	3,588
Accounts receivable	1,092	1,288
Deferred costs and other fees, net of accumulated amortization of $3,036 and $2,948 at March 31, 2003 and December 31, 2002, respectively	1,334	927
Prepaid expenses and other assets	759	766

Total assets	$39,836	$39,625

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable and Line of Credit	$8,768	$8,742
Accounts payable and other liabilities	547	370
Construction costs payable	839	1,028
Prepaid rent	122	—

Total liabilities	10,276	10,140

Commitments and contingent liabilities (Note 5)
Partners’ equity:
General Partners	(359)	(375)
Limited Partners, 90,679 and 90,917 limited partnership units outstanding at March 31, 2003 and December 31, 2002, respectively	29,919	29,860

Total partners’ equity	29,560	29,485

Total liabilities and partners’ equity	$39,836	$39,625

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

REVENUE
Rental income	$1,929	$1,783
Interest and other income	38	69

Total revenue	1,967	1,852

EXPENSES
Operating	833	747
Interest expense	90	216
Depreciation and amortization	524	427
Expenses associated with undeveloped land	78	99
General and administrative	278	266

Total expenses	1,803	1,755

Net income	$164	$97

Basic and diluted net income per limited partnership unit	$1.63	$0.93

Distributions per limited partnership unit:
From net income	$—	$—
Representing return of capital	—	—

Total distributions per limited partnership unit	$—	$—

Weighted average number of limited partnership units outstanding during each period	90,743	93,750

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the three months ended March 31, 2003
(in thousands)
(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2002	$(375)	$29,860	$29,485
Redemption of limited partnership units	—	(89)	(89)
Net income	16	148	164

Balance at March 31, 2003	$(359)	$29,919	$29,560

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	427
Amortization of loan fees, included in interest expense	7	7
Changes in certain assets and liabilities:
Accounts receivable	196	42
Deferred financing costs and other fees	(495)	(38)
Prepaid expenses and other assets	7	(94)
Accounts payable and other liabilities	177	176
Prepaid rent	122	—

Net cash provided by operating activities	702	617

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(3,152)	(721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit draws	70	—
Notes payable principal payments	(44)	(40)
Redemption of limited partnership units	(89)	(39)

Net cash used for financing activities	(63)	(79)

Net decrease in cash and cash equivalents	(2,513)	(183)
Cash and cash equivalents at beginning of period	3,588	8,424

Cash and cash equivalents at end of period	$1,075	$8,241

Supplemental disclosure of cash flow information:
Cash paid for interest (including capitalized interest of $122 in 2003)	$204	$209

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2003
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

During the three months ended March 31, 2003, a total of 238 units of limited partnership interest (“Units”) were redeemed at an average price of $375. As of March 31, 2003, there were 90,679 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners, equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner; (iii) third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner has received an amount equal to 20 percent of all distributions of cash from sales or refinancing; and (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

All cash from a sale or disposition of substantially all of the assets (as defined in the Partnership Agreement ) and any cash, other than cash from operations, available for distribution to partners during the dissolution and termination of the Partnership, shall be distributed to the partners: (i) first, in proportion to and to the extent of the positive balances of their capital accounts; and (ii) the remaining balance, if any, in accordance with distributions of cash from sales or refinancing above.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($156,000 and $161,000 in the first quarter of 2003 and 2002, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($59,000 in the first quarter of 2003); and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

March 31, 2003
(Unaudited)

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

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 was adopted by the Partnership on January 1, 2003. This standard did not have a material impact on the Partnership’s consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 was adopted by the Partnership on January 1, 2003 for the Partnership. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations since there have been no exit or disposal activities since January 1, 2003.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement did not have any impact on the Partnership’s financial position or results of operations.

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

March 31, 2003
(Unaudited)

Depreciation is provided using the straight line method over useful lives ranging from five to forty years for the respective assets.

Land Held for Development and Construction In Progress

Land held for development and construction in progress are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing for further development.

Interest and property taxes related to property constructed by the Partnership are capitalized during the period of construction.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Deferred Costs and Other Fees

Deferred loan fees are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

Revenue

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Concentration Risk

No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the three months ended March 31, 2003 and 2002, respectively.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$5,197	$5,197
Buildings	27,046	27,046
Leasehold and other improvements	16,713	16,368

	48,956	48,611
Less: accumulated depreciation	(21,749)	(21,306)

Total rental properties, net	$27,207	$27,305

The Partnership’s rental properties include five office and three retail projects, aggregating approximately 448,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Construction in progress consisted of the following at December 31, 2002 and 2001 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (approximately 6.5 acres land)	$6,292	$3,678

Construction in progress increased primarily due to construction costs at Two Parkside and Harriman Plaza.

In March 2003, the Partnership obtained a $6,000,000 line of credit secured by One Carnegie Plaza and Carnegie Business Center II from a bank. This line of credit will be used primarily to fund the construction costs at Two Parkside and Harriman Plaza. See below for further discussion.

Land held for development consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (7.5 acres at March 31, 2003 and December 31, 2002, respectively)	$2,077	$2,073

Note 4.	NOTE PAYABLE AND LINE OF CREDIT

Note payable as of March 31, 2003 and December 31, 2002, were as follows (in thousands):

	2003	2002

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,698	$8,742
Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II with a variable interest rate of lender’s “Prime Rate” plus 0.75% points over the index with the floor set at 5.5% (5.5% as of March 31, 2003), monthly interest-only payments, and a maturity date of March 5, 2005	70	—

Total notes payable	$8,768	$8,742

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

The annual maturities on the Partnership’s note payable and line of credit for the next five years and thereafter, as of March 31, 2003, are as follows (in thousands):

Year ended
December 31,

2003	$140
2004	203
2005	292
2006	8,133

Total	$8,768

Note 5.	COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2003 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Revenue

Rental income for the three months ended March 31, 2003 increased $146,000, compared to the three months ended March 31, 2002, primarily due to an increase in occupancy at One Carnegie Plaza and Two Carnegie Plaza.

Occupancy rates at the Partnership’s Tri-City properties were as follows:

	March 31,

	2003	2002

One Carnegie Plaza	97%	88%
Two Carnegie Plaza	96%	89%
Carnegie Business Center II	91%	88%
Lakeside Tower	93%	95%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Weighted average occupancy	96%	93%

As of March 31, 2003, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Holiday Spa Health Club with a lease through December 2010; and (vi) Lewis, D’amato & Brisbois et al with a lease through November 2012. These six tenants, in the aggregate, occupy approximately 140,000 square feet of the 448,000 total rentable square feet at Tri-City and account for approximately 34% of the rental income generated at Tri-City for the Partnership.

The 9% increase in occupancy from March 31, 2002 to March 31, 2003 at One Carnegie Plaza was due to leasing 6,216 square feet to a new tenant, and expansion of two existing tenants into approximately 3,432 square feet of previously vacant space.

The 7% increase in occupancy from March 31, 2002 to March 31, 2003 at Two Carnegie Plaza was due to leasing 2,119 square feet to two new tenants, and expansion of two existing tenants into approximately 2,119 square feet of previously vacant space.

Interest and other income decreased $31,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza..

Expenses

Operating expenses increased $86,000, or 12%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 primarily due to an increase in occupancy at One Carnegie Plaza and Two Carnegie Plaza and an increase in utility and janitorial costs.

Interest expense decreased $126,000, or 58%, during the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to the $122,000 of interest capitalized during construction at Two Parkside and Harriman Plaza.

Depreciation and amortization increased $97,000, or 23%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to an increase in investments in real estate.

Expenses associated with undeveloped land decreased $21,000, or 21%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to capitalization of property taxes and insurance to the construction costs at Two Parkside and Harriman Plaza.

General and administrative expenses increased $12,000, or 5%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to an increase in investor service expenses related to the redemption of Partnership Units and higher audit and tax preparation fees.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

As of March 31, 2003, the Partnership had cash of $1,075,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $35,576,000 which included $27,207,000 of rental properties, $6,292,000 of construction in progress and $2,077,000 of land held for development within the Tri-City area.

The Partnership’s liabilities at March 31, 2003, included note payable and a line of credit totaling approximately $8,768,000 which consisted of two secured loans encumbering properties with an aggregate net book value of approximately $23,139,000. One note requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. A line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% points over the index with a floor set at 5.5% (5.5% as of March 31, 2003), and has a maturity date of March 5, 2005.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2003 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, property sales, and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership’s cash balance at March 31, 2003, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2003, the Partnership’s cash provided by operating activities totaled $702,000.

The $196,000 decrease in accounts receivable at March 31, 2003, compared to December 31, 2002, was primarily due to the collection of a portion of tenant improvement receivables and the reimbursement of tenant improvements from the reserve impound account.

The $407,000 increase in deferred costs and other fees at March 31, 2003, compared to December 31, 2002, was primarily due to $495,000 of lease commissions paid for two new leases totaling approximately 59,000 square feet at One Carnegie Plaza and Two Parkside, offset by $88,000 of amortization expense.

The $299,000 increase in accounts payable and other liabilities at March 31, 2003, compared to December 31, 2002, was primarily due to accruals for building operating expenses and property taxes, and prepaid rent of $122,000 collected at the end of March 2003.

Investing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for investing activities totaled $3,152,000 which consisted of $76,000 for building improvements, $269,000 for tenant improvements at Lakeside Tower, and $2,807,000 for construction costs at Two Parkside and Harriman Plaza.

Financing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for financing activities totaled $63,000, which consisted of a $70,000 draw on the line of credit (as discussed above), offset by $44,000 in principal payments on the note payable, and $89,000 paid to redeem 238 limited partnership Units.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

New Accounting Pronouncements

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair Value

				(in thousands)
Secured fixed	$140	$203	$222	$8,133	N/A	$8,698	$8,698
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%
Secured variable	$—	$—	$70	N/A	N/A	$70	$70
Average interest rate	—%	—%	5.5%	N/A	N/A	5.5%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at March 31, 2003.

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have an impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at March 31, 2003.

As of March 31, 2003, the Partnership had cash equivalents of $482,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

99 Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 14, 2003		By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: May 14, 2003	By	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RANCON REALTY FUND V;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
President, Chief Executive Officer
Chief Financial Officer and
General Partner of Rancon Financial Corporation

EXHIBIT INDEX

Exhibit Number	Description

99	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.