Form 10-Q
period 2003-06-30
RANCON REALTY FUND V
filed 2003-08-14
CIK 769131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-16467

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0098488 (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California (Address of principal executive offices)	94402-1708 (Zip Code)

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

Yes	☒	No	☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Total number of units outstanding as of August 12, 2003: 89,758

INDEX
RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements of Rancon Realty Fund V (Unaudited):
	Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the six months ended June 30, 2003	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3	Qualitative and Quantitative Information About Market Risk	16
Item 4	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 6	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$57,279	$48,611
Accumulated depreciation	(22,231)	(21,306)

Rental properties, net	35,048	27,305
Construction in progress	––	3,678
Land held for development	2,077	2,073

Total investments in real estate	37,125	33,056
Cash and cash equivalents	708	3,588
Accounts receivable	1,040	1,288
Deferred financing costs and other fees, net of accumulated amortization of $3,112 and $2,948 at June 30, 2003 and December 31, 2002, respectively	1,279	927
Prepaid expenses and other assets	754	766

Total assets	$40,906	$39,625

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Secured loans payable	$10,222	$8,742
Accounts payable and other liabilities	626	370
Construction costs payable	400	1,028
Prepaid rent	145	––

Total liabilities	11,393	10,140

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(338)	(375)
Limited partners 90,002 and 90,917 limited partnership units outstanding at June 30, 2003 and December 31, 2002, respectively	29,851	29,860

Total partners’ equity	29,513	29,485

Total liabilities and partners’ equity	$40,906	$39,625

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE	$2,024	$1,856	$3,953	$3,639
Rental income	$2,024	$1,856	$3,953	$3,639
Interest and other income	25	67	63	136

Total revenues	2,049	1,923	4,016	3,775

EXPENSES
Operating	844	807	1,677	1,554
Interest expense	80	215	170	431
Depreciation and amortization	551	449	1,075	876
Expenses associated with undeveloped land	79	99	157	198
General and administrative	288	299	566	565

Total expenses	1,842	1,869	3,645	3,624

Net income	$207	$54	$371	$151

Basic and diluted net income per limited partnership unit	$2.06	$0.52	$3.69	$1.45

Distributions per limited partnership unit:
From net income	$—	$—	$—	$—
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$—	$—

Weighted average number of limited partnership units outstanding during each period	90,348	93,540	90,546	93,645

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
Consolidated Statement of Partners’ Equity
For the six months ended June 30, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2002	$(375)	$29,860	$29,485
Retirement of limited partnership units	—	(343)	(343)
Net income	37	334	371

Balance at June 30, 2003	$(338)	$29,851	$29,513

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$371	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	876
Amortization of loan fees, included in interest expense	14	14
Changes in certain assets and liabilities:
Accounts receivable	248	8
Deferred financing costs and other fees	(516)	(107)
Prepaid expenses and other assets	12	(14)
Accounts payable and other liabilities	(372)	7
Prepaid rent	145	—

Net cash provided by operating activities	977	935

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(4,994)	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit draws	1,570	––
Notes payable principal payments	(90)	(82)
Redemption of limited partnership units	(343)	(114)

Net cash provided by (used for) financing activities	1,137	(196)

Net decrease in cash and cash equivalents	(2,880)	(448)
Cash and cash equivalents at beginning of period	3,588	8,424

Cash and cash equivalents at end of period	$708	$7,976

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $265 in 2003)	$415	$417

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2003
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

During the six months ended June 30, 2003, a total of 915 Units were redeemed at an average price of $375. As of June 30, 2003, there were 90,002 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, partners’ equity for the six months ended June 30, 2003, and cash flows for the six months ended June 30, 2003 and 2002.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($326,000 and $322,000 as of June 30, 2003 and 2002, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1%

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

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

June 30, 2003
(Unaudited)

reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over the five to forty year useful lives of the respective assets.

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

Deferred Financing Costs and Other Fees

Deferred financing costs are amortized on a straight-line basis over the life of the related loan and deferred lease commissions are amortized over the initial fixed term of the related lease agreement.

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

June 30, 2003
(Unaudited)

certain items, including depreciation expense, capitalization of development period interest, income recognition and provisions for impairment of investments in real estate.

Concentration risk

No single tenant or affiliated group of tenants occupied more than 10 percent of total rentable square feet or represented more than 10 percent of rental income for the six months ended June 30, 2003, and 2002, respectively.

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$7,426	$5,197
Buildings	32,823	27,046
Leasehold and other improvements	17,030	16,368

	57,279	48,611
Less: accumulated depreciation	(22,231)	(21,306)

Total rental properties, net	$35,048	$27,305

At June 30, 2003, the Partnership’s rental properties included six office and four retail projects, aggregating approximately 542,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land and building costs increased primarily due to the transfer of two projects, Two Parkside and Harriman Plaza, from construction in progress to land and building. Both projects were completed in June 2003. At Harriman Plaza, a new tenant is occupying the whole site as a restaurant and started paying ground lease rent in June 2003. Construction for the core and shell of a three-story building at Two Parkside was completed in June as well. A new tenant is expected to move in by September 2003 and occupy two stories of the three-story property (approximately 65% of the rentable area).

Construction in progress consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (approximately 6.5 acres)	$—	$3,678

Construction in progress decreased primarily due to the transfer of Two Parkside and Harriman Plaza from construction in progress to land and building upon their completion in June 2003.

Land held for development consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (approximately 7.5 acres)	$2,077	$2,073

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

Note 4. NOTE PAYABLE

Note payable as of June 30, 2003 and December 31, 2002, were as follows (in thousands):

	2003	2002

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83	$8,652	$8,742
Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II with a variable interest rate of lender’s “Prime Rate” plus 0.75% points with the floor set at 5.5% (5.5% as of June 20, 2003), monthly interest-only payments, and a maturity date of March 5, 2005. See below for further discussion.	1,570	––

	$10,222	$8,742

In March 2003, the Partnership obtained a $6,000,000 line of credit secured by One Carnegie Plaza and Carnegie Business Center II. This line of credit will be used primarily to fund the remaining construction costs and tenant improvements at Two Parkside and Harriman Plaza. See above for terms of this line of credit.

The annual maturities on the Partnership’s note payable and line of credit for the next five years and thereafter, as of June 30, 2003, are as follows (in thousands):

Year ended
December 31,

2003	$94
2004	203
2005	1,792
2006	8,133
2007	—
Thereafter	—

Total	$10,222

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2003 for sales that occurred in previous years. The subordinated real estate commissions are payable only after

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Occupancy rates at the Partnership’s Tri-City properties (excluding Two Parkside which was in lease up) were as follows:

	June 30,

	2003	2002

One Carnegie Plaza	97%	88%
Two Carnegie Plaza	98%	91%
Carnegie Business Center II	91%	92%
Lakeside Tower	93%	97%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Chuck E. Cheese (Harriman Plaza)	100%	100%
Weighted average occupancy	96%	94%

As of June 30, 2003, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Holiday Spa Health Club with a lease through December 2010; and (vi) Lewis, D’amato & Brisbois et al with a lease through November 2012. These six tenants, in the aggregate, occupy approximately 136,000 square feet of the 542,000 total rentable square feet at Tri-City and account for approximately 32% of the rental income generated at Tri-City for the Partnership.

The 9% increase in occupancy from June 30, 2002 to June 30, 2003 at One Carnegie Plaza was due to leasing 6,216 square feet to a new tenant, and expansion of two existing tenants into approximately 3,432 square feet of previously vacant space.

The 7% increase in occupancy from June 30, 2002 to June 30, 2003 at Two Carnegie Plaza was due to leasing 3,336 square feet to two new tenants, and expansion of one existing tenant into approximately 1,670 square feet of previously vacant space.

The 4% decrease in occupancy from June 30, 2002 to June 30, 2003 at Lakeside Tower was due to two tenants moving out of approximately 5,000 square feet upon their lease expirations.

Site improvement at Harriman Plaza was completed, and costs were transferred from construction in progress to land in June 2003. A new tenant is occupying the whole site as a restaurant and started paying ground lease rent in June 2003.

Construction for the core and shell of a three-story building at Two Parkside was completed in June and costs were transferred from construction in progress to land and building. An anchor tenant is expected to occupy two stories of the three-story property (approximately 65% of the rentable space) by September 2003.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Revenue

Rental income for the six months ended June 30, 2003 increased $314,000, or 9%, compared to the six months ended June 30, 2002, primarily due to an increase in occupancy at One and Two Carnegie Plaza and an increase in rental rates, partially offset by a decrease in occupancy at Lakeside Tower.

Interest and other income decreased $73,000, or 54%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Expenses

Operating expenses increased $123,000, or 8%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002 primarily due to an increase in occupancy at One and Two Carnegie Plaza and an increase in utility and janitorial costs, partially offset by a decrease in occupancy at Lakeside Tower.

Interest expense decreased $261,000, or 61%, during the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza.

Depreciation and amortization increased $199,000, or 23%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to depreciation of capital and tenant improvements.

Expenses associated with undeveloped land decreased $41,000, or 21%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Revenue

Rental income for the three months ended June 30, 2003 increased $168,000, or 9%, compared to the three months ended June 30, 2002, primarily due to an increase in occupancy at One Carnegie Plaza and Two Carnegie Plaza and an increase in rental rates, partially offset by a decrease in occupancy at Lakeside Tower.

Interest and other income decreased $42,000, or 63%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Expenses

Operating expenses increased $37,000, or 5%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002 primarily due to an increase in occupancy at One Carnegie Plaza and Two Carnegie Plaza.

Interest expense decreased $135,000, or 63%, during the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza.

Depreciation and amortization increased $102,000, or 23%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to depreciation of capital and tenant improvements.

Expenses associated with undeveloped land decreased $20,000, or 20%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

As of June 30, 2003, the Partnership had cash and cash equivalents of $708,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $37,125,000, including $35,048,000 in rental properties and $2,077,000 of land held for development within the Tri-City area.

Rental properties increased primarily due to the transfer from construction in progress to land and building of Harriman Plaza and Two Parkside. Both projects were completed in June 2003. At Harriman Plaza, a new tenant is occupying the whole site as a restaurant and started paying ground lease rent in June 2003. Construction of the core and shell of a three-story building at Two Parkside was completed in June 2003. A new tenant is expected to occupy two stories of the three-story property (approximately 65% of the rentable area) by September 2003.

The Partnership’s liabilities at June 30, 2003, included a note payable and a line of credit totaling approximately $10,222,000 and encumbering properties with an aggregate net book value of approximately $22,850,000. The note requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. The line of credit has a total availability of $6,000,000, requires monthly interest-only payments, bears an interest rate of prime plus 0.75% points, with a floor set at 5.5% (5.5% as of June 30, 2003), and has a maturity date of March 5, 2005.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2003 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash and cash equivalents at June 30, 2003, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2003, the Partnership’s cash provided by operating activities totaled $977,000.

The $248,000 decrease in accounts receivable at June 30, 2003, compared to December 31, 2002, was primarily due to the collection of tenant improvement receivables and the reimbursement of tenant improvements from the reserve impound account.

The $516,000 increase in deferred financing costs and other fees at June 30, 2003, compared to December 31, 2002, was primarily due to lease commissions paid for two new leases totaling approximately 59,000 square feet at One Carnegie Plaza and Two Parkside.

The $12,000 decrease in prepaid expenses and other assets at June 30, 2003, compared to December 31, 2002, was primarily due to amortization of prepaid insurance.

The $372,000 decrease in accounts payable and other liabilities at June 30, 2003, compared to December 31, 2002, was primarily due to payment of construction costs, partially offset by accruals of building operating expenses.

The $145,000 increase in prepaid rents at June 30, 2003, compared to December 31, 2002, was due to payments of July 2003 rents received in June 2003.

Investing Activities

During the three months ended June 30, 2003, the Partnership’s cash used for investing activities totaled $4,994,000, which consisted of $3,948,000 for core and shell at Two Parkside, $380,000 for site improvement at Harriman Plaza, $146,000 for building improvements at Lakeside, and $520,000 for tenant improvements at Lakeside and Two Parkside.

Financing Activities

During the three months ended June 30, 2003, the Partnership’s cash provided by financing activities totaled $1,137,000, which consisted of a $1,570,000 draw on the line of credit (as discussed above), offset by $90,000 in principal payments on the note payable, and $343,000 paid to redeem 915 limited partnership Units.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant-by-tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	Thereafter	Total	Fair Value

			(in thousands)
Secured Fixed	$94	$203	$222	$8,133	N/A	$8,652	$8,652
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%
Secured variable	$––	$––	$1,570	N/A	N/A	$1,570	$1,570
Average interest rate	—	––	5.5%	N/A	N/A	5.5%

The Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2003.

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at June 30, 2003.

As of June 30, 2003, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

By Rancon Financial Corporation a California corporation, its General Partner

Date:	August 14, 2003	By: /s/ DANIEL L. STEPHENSON Daniel L. Stephenson, President

Date:	August 14, 2003	By: /s/ DANIEL L. STEPHENSON Daniel L. Stephenson, General Partner

EXHIBIT INDEX

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.