Form 10-Q
period 2003-09-30
RANCON REALTY FUND V
filed 2003-11-14
CIK 769131

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Total number of units outstanding as November 11, 2003: 89,136

INDEX
RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Rancon Realty Fund V (Unaudited):
	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4
	Consolidated Statement of Partners’ Equity for the nine months ended September 30, 2003	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3.	Qualitative and Quantitative Information About Market Risk	16
Item 4.	Controls and Procedures	16-17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties	$58,786	$48,611
Accumulated depreciation	(22,741)	(21,306)

Rental properties, net	36,045	27,305
Construction in progress	585	3,678
Land held for development	1,546	2,073

Total real estate investments	38,176	33,056
Cash and cash equivalents	444	3,588
Accounts receivable	967	1,288
Deferred costs and other fees, net of accumulated amortization of $3,204 and $2,948 at September 30, 2003 and December 31, 2002, respectively	1,320	927
Prepaid expenses and other assets	952	766

Total assets	$41,859	$39,625

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Loans payable	$11,526	$8,742
Accounts payable and other liabilities	552	370
Construction costs payable	306	1,028
Prepaid rent	252	––

Total liabilities	12,636	10,140

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(339)	(375)
Limited partners 89,269 and 90,917 limited partnership units outstanding at September 30, 2003 and December 31, 2002, respectively	29,562	29,860

Total partners’ equity	29,223	29,485

Total liabilities and partners’ equity	$41,859	$39,625

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE
Rental income	$2,059	$1,847	$6,012	$5,486
Interest and other income	24	71	87	207

Total revenues	2,083	1,918	6,099	5,693

EXPENSES
Operating	1,055	906	2,732	2,460
Interest expense	101	214	271	645
Depreciation and amortization	587	455	1,662	1,331
Expenses associated with undeveloped land	55	99	212	297
General and administrative	300	272	866	837

Total expenses	2,098	1,946	5,743	5,570

Net income (loss)	$(15)	$(28)	$356	$123

Basic and diluted net income (loss) per limited partnership unit	$(0.14)	$(0.26)	$3.55	$1.19

Distributions per limited partnership unit:
From net income	$––	$––	$––	$––
Representing return of capital	––	––	––	––

Total distributions per limited partnership unit	$––	$––	$––	$––

Weighted average number of limited partnership units outstanding during each period	89,676	93,286	90,256	93,525

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2002	$(375)	$29,860	$29,485
Redemption of limited partnership units	—	(618)	(618)
Net income	36	320	356

Balance at September 30, 2003	$(339)	$29,562	$29,223

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,662	1,331
Amortization of loan fees, included in interest expense	29	22
Changes in certain assets and liabilities:
Accounts receivable	321	16
Deferred costs and other fees	(649)	(329)
Prepaid expenses and other assets	(186)	(77)
Accounts payable and other liabilities	182	325
Prepaid rent	252	––

Net cash provided by operating activities	1,967	1,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(7,277)	(1,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit draws	2,920	––
Notes payable principal payments	(136)	(124)
Redemption of limited partnership units	(618)	(230)

Net cash provided by (used for) financing activities	2,166	(354)

Net decrease in cash and cash equivalents	(3,144)	(455)
Cash and cash equivalents at beginning of period	3,588	8,424

Cash and cash equivalents at end of period	$444	$7,969

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $401 in 2003)	$645	$624

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2003
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

During the nine months ended September 30, 2003, a total of 1,648 Units were redeemed at an average price of $375. As of September 30, 2003, there were 89,269 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, partners’ equity for the nine months ended September 30, 2003, and cash flows for the nine months ended September 30, 2003 and 2002.

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

General Partner and Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the dissolution of the Partnership, whichever comes first. Effective January 1, 1998, GC ceased to have the responsibilities for providing investor relation services. Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relation services. In October 2000, GC merged into Glenborough.

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($489,000 and $483,000 as of September 30, 2003 and 2002, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($59,000 as of September 30, 2003) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement,

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2003
(Unaudited)

Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt with a vote of those Limited Partners owning not less than a majority (and in certain cases 100%) of the outstanding units to substitute itself as the general partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

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

September 30, 2003
(Unaudited)

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

Depreciation is provided using the straight line method over the five to forty year estimated useful lives of the respective assets.

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

Deferred Costs and Other Fees

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

September 30, 2003
(Unaudited)

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

Concentration risk

One tenant who moved in on September 26, 2003 represented more than 12 percent of total rentable square feet as of September 30, 2003. No tenant represented more than 10 percent of rentable square feet for the nine months ended September 30, 2002. No tenant represented more than 10 percent of rental income for the nine months ended September 30, 2003, and 2002, respectively.

Reference to 2002 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2002 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Land	$7,429	$5,197
Buildings	32,894	27,046
Leasehold and other improvements	18,463	16,368

	58,786	48,611
Less: accumulated depreciation	(22,741)	(21,306)

Total rental properties, net	$36,045	$27,305

At September 30, 2003, the Partnership’s rental properties included six office and four retail projects, aggregating approximately 542,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land and building costs increased primarily due to the transfer of two projects, Two Parkside and Harriman Plaza, from construction in progress to land and building. Both projects were completed in June 2003. At Harriman Plaza, a new tenant occupies the whole site as a restaurant and started paying ground lease rent in June 2003. The site improvement hereinafter is referred to as Chuck E. Cheese. Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land and building. On September 26, 2003, an anchor tenant moved into two floors, 53,003 rentable square feet. Two other tenants have executed leases which bring this building to 100% occupancy by April 2004. One of these two tenants leased 14,491 square feet for April 2004 occupancy, and the other leased 14,422 square feet for March 2004 occupancy.

Construction in progress consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (approximately 0.85 acre in 2003 and 2.2 acres in 2002).	$585	$3,678

Construction in progress decreased primarily due to the transfer of Two Parkside and Harriman Plaza from construction in progress to land and building upon their completion in June 2003, slightly offset by an increase due to a new development project at two East Lake pads. The Partnership is in the process of developing two East Lake pads which are approximately 0.85

RANCON REALTY FUND V
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2003
(Unaudited)

acres. The construction cost is approximately $860,000. One of the sites (0.58 acre) is leased to a new tenant who will pay for the cost of the building core, shell and other improvements of the property. The site will be used as a restaurant. Construction is expected to start in November 2003. Rent for the ground lease of 15 years is expected to commence in the second quarter of 2004.

Land held for development consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Tri-City Corporate Centre, San Bernardino, CA (approximately 10.5 acres in 2003 and 11.4 acres in 2002).	$1,546	$2,073

Land held for development decreased primarily due to a transfer from land held for development to construction in progress for the two East Lake pads.

Note 4. LOANS PAYABLE

The following loans payable were outstanding as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,606	$8,742

Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II with a variable interest rate of lender’s “Prime Rate” plus 0.75% points with the floor set at 5.5% (5.5% as of September 30, 2003), monthly interest-only payments, and a maturity date of March 5, 2005. See below for further discussion.	2,920	––

Total loans payable	$11,526	$8,742

In March 2003, the Partnership obtained a $6,000,000 line of credit secured by One Carnegie Plaza and Carnegie Business Center II. This line of credit will be used primarily to fund the remaining construction costs and tenant improvements at Two Parkside. See above for terms of this line of credit.

The annual maturities on the Partnership’s note payable and line of credit as of September 30, 2003, are as follows (in thousands):

Year ending
December 31,

2003	$47
2004	203
2005	3,143
2006	8,133

Total	$11,526

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

September 30, 2003
(Unaudited)

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2003 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Occupancy rates at the Partnership’s Tri-City properties were as follows:

	September 30,

	2003	2002

One Carnegie Plaza	97%	89%
Two Carnegie Plaza	100%	96%
Carnegie Business Center II	82%	76%
Lakeside Tower	95%	97%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Chuck E. Cheese (Harriman Plaza) (commenced in June 2003)	100%	––
Two Parkside (commenced in September 2003)	65%	––

Weighted average occupancy	91%	95%

As of September 30, 2003, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Holiday Spa Health Club with a lease through December 2010; (vi) Lewis, D’amato & Brisbois et al with a lease through November 2012; and (vii) Arrowhead Central Credit Union with two leases through September 2004 and 2010. These seven tenants, in the aggregate, occupy approximately 199,000 square feet of the 542,000 total rentable square feet at Tri-City and account for approximately 36% of the rental income generated at Tri-City for the Partnership as of September 30, 2003.

The 8% increase in occupancy from September 30, 2002 to September 30, 2003 at One Carnegie Plaza was due to leasing 10,400 square feet to three new tenants, and expansion of one existing tenant into approximately 1,600 square feet of space, offset by a decrease of 2,700 square feet due to a tenant moving out upon its lease expiration.

The 6% increase in occupancy from September 30, 2002 to September 30, 2003 at Carnegie Business Center II was due to leasing 7,300 square feet to two new tenants, offset by a decrease of 4,300 square feet due to a tenant moving out upon its lease expiration.

Site improvement at Harriman Plaza was completed, and costs were transferred from construction in progress to land (Chuck E. Cheese) in June 2003. A new tenant occupies the whole site as a restaurant and started paying ground lease rent in June 2003.

Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land and building. On September 26, 2003, an anchor tenant moved into two floors, 53,003 rentable square feet. Two other tenants have executed leases which bring this building to 100% occupancy by April 2004. One of these two tenants leased 14,491 square feet for April 2004 occupancy, and the other leased 14,422 square feet for March 2004 occupancy.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Revenue

Rental income for the nine months ended September 30, 2003 increased $526,000, or 10%, compared to the nine months ended September 30, 2002, primarily due to an increase in occupancy at One Carnegie Plaza, Carnegie Business Center II, Chuck E. Cheese and Two Parkside, as well as an increase in rental rates.

Interest and other income decreased $120,000, or 58%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Expenses

Operating expenses increased $272,000, or 11%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 primarily due to an increase in occupancy at One Carnegie Plaza, Carnegie Business Center II, Chuck E. Cheese and Two Parkside, as well as an increase in utility and janitorial costs.

Interest expense decreased $374,000, or 58%, during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza, offset by interest paid for the new line of credit.

Depreciation and amortization increased $331,000, or 25%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to depreciation of capital and tenant improvements.

Expenses associated with undeveloped land decreased $85,000, or 29%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Revenue

Rental income for the three months ended September 30, 2003 increased $212,000, or 11%, compared to the three months ended September 30, 2002, primarily due to an increase in occupancy at One Carnegie Plaza, Carnegie Business Center II, Chuck E. Cheese and Two Parkside, as well as an increase in rental rates.

Interest and other income decreased $47,000, or 66%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Expenses

Operating expenses increased $149,000, or 16%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 primarily due to an increase in occupancy at One Carnegie Plaza, Carnegie Business Center II, Chuck E. Cheese and Two Parkside, as well as an increase in utility and janitorial costs.

Interest expense decreased $113,000, or 53%, during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza, offset by interest paid for the new line of credit.

Depreciation and amortization increased $132,000, or 29%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to depreciation of capital and tenant improvements.

Expenses associated with undeveloped land decreased $44,000, or 44%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

General and administrative expenses increased $28,000, or 10%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to an increase in postage costs in investor service expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited consolidated financial statements and the notes thereto.

As of September 30, 2003, the Partnership had cash of $444,000. The remainder of the Partnership’s assets consists primarily of its net investments in real estate, totaling approximately $38,176,000 which includes $36,045,000 in rental properties, $585,000 in construction in progress, and $1,546,000 of land held for development within the Tri-City area.

Rental properties increased primarily due to the transfer from construction in progress to land and building of Harriman Plaza and Two Parkside. Both projects were completed in June 2003. At Harriman Plaza, a new tenant, Chuck E. Cheese, occupies the whole site as a restaurant and started paying ground lease rent in June 2003. Construction of the core and shell of a three-story building at Two Parkside was completed in June 2003. An anchor tenant moved into two stories of the three-story property (approximately 65% of the rentable area) on September 26, 2003.

The Partnership’s liabilities at September 30, 2003, included a note payable and a line of credit totaling approximately $11,526,000 and encumbering properties with an aggregate net book value of approximately $22,521,000. The note requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. The line of credit has a total availability of $6,000,000, requires monthly interest-only payments, bears an interest rate of prime plus 0.75% points, with a floor set at 5.5% (5.5% as of September 30, 2003), and has a maturity date of March 5, 2005.

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

Management believes that the Partnership’s cash balance at September 30, 2003, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2003, the Partnership’s cash provided by operating activities totaled $1,967,000.

The $321,000 decrease in accounts receivable at September 30, 2003, compared to December 31, 2002, was primarily due to the collection of tenant improvement receivables, and the reimbursement of tenant improvements from the reserve impound account.

The $649,000 increase in deferred costs and other fees at September 30, 2003, compared to December 31, 2002, was primarily due to payments of lease commissions for two new leases totaling approximately 59,000 square feet at One Carnegie Plaza and Two Parkside.

The $186,000 increase in prepaid expenses and other assets at September 30, 2003, compared to December 31, 2002, was primarily due to increases in mortgage impound accounts, prepaid insurance premiums, and 4th quarter investor service fees.

The $182,000 increase in accounts payable and other liabilities at September 30, 2003, compared to December 31, 2002, was primarily due to accruals of property taxes and building operating expenses.

The $252,000 increase in prepaid rents at September 30, 2003, compared to December 31, 2002, was due to receipt of October 2003 rents in September 2003.

Investing Activities

During the nine months ended September 30, 2003, the Partnership’s cash used for investing activities totaled $7,277,000, which consisted of $4,741,000 for core and shell at Two Parkside, $384,000 for site improvement at Harriman Plaza, $57,000 for pre-design fees at two East Lake pads, $160,000 for building improvements at Lakeside Tower, One Carnegie Plaza and Carnegie Business Center II, and $1,935,000 for tenant improvements at Two Parkside, Lakeside Tower, One and Two Carnegie Plaza.

Financing Activities

During the nine months ended September 30, 2003, the Partnership’s cash provided by financing activities totaled $2,166,000, which consisted of a $2,920,000 draw on the line of credit (as discussed above), offset by $136,000 in principal payments on the note payable, and $618,000 paid to redeem 1,648 limited partnership units (“Units”).

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
							Fair
	2003	2004	2005	2006	Thereafter	Total	Value

	(in thousands)
Secured Fixed Rate Debt	$47	$203	$223	$8,133	N/A	$8,606	$8,606
Average interest rate	9.39%	9.39%	9.39%	9.39%	N/A	9.39%
Secured Variable Rate Debt	$––	$––	$2,920	$––	N/A	$2,920	$2,920
Average interest rate	––%	––%	5.5%	––%	N/A	5.5%

The Partnership believes that its interest rate risk profile has not changed significantly from December 31, 2002.

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at September 30, 2003.

As of September 30, 2003, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

          (b) Reports on Form 8-K (incorporated herein by reference):

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 14, 2003		By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, President

Date: November 14, 2003		By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson, General Partner

EXHIBIT INDEX

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.