Form 10-K
period 2003-12-31
RANCON REALTY FUND V
filed 2004-03-30
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 36.

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Part I

Item 1. Business

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The Partnership was organized in 1985 and completed its public offering of limited partnership units (“Units”) in February 1989. The General Partner of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), collectively, the “General Partner.” RFC is wholly owned by DLS. The Partnership has no employees.

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed ten projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, two restaurants, and a retail space. The Partnership’s properties are more fully described in Item 2.

As of December 31, 2003, the Partnership owned ten rental properties (“Tri-City Properties”) and approximately 11.5 acres of land (“Tri-City land”). Construction has commenced on a one-acre land parcel. Another one-acre land parcel is at a pre-design stage. The remaining 9.5 acres are currently undeveloped.

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

In 2002, a total of 2,944 Units were redeemed at an average price of $357. In 2003, a total of 1,998 Units were redeemed at an average price of $375. As of December 31, 2003, there were 88,919 Units outstanding.

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

Item 2. Properties

Tri-City Corporate Centre

On June 3, 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City were acquired by Fund IV.

Tri-City Corporate Centre is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Chuck E. Cheese	Restaurant	12,200
Two Parkside	Three story office building	82,004

These ten properties total approximately 542,000 rentable square feet and offer a wide range of commercial, R & D, office and retail product to the market.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 12% as of December 31, 2003, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at December 31, 2003, the Partnership has 441,000 square feet of office space with a vacancy rate of 7%, 51,000 square feet of R & D space with a vacancy rate of 18% and 50,000 square feet of retail space with no vacancy.

Occupancy levels for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2003 expressed as a percentage of the total net rentable square feet, were as follows:

	2003	2002	2001	2000	1999
One Carnegie Plaza	100%	95%	78%	76%	64%
Two Carnegie Plaza	100%	97%	85%	78%	85%
Carnegie Business Center II	82%	91%	89%	72%	78%
Lakeside Tower	98%	93%	95%	95%	95%
One Parkside	100%	100%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	N/A	N/A
Chuck E Cheese	100%	N/A	N/A	N/A	N/A
Two Parkside	65%	N/A	N/A	N/A	N/A

Weighted average occupancy	93%	95%	90%	87%	86%

In 2003, management renewed 11 leases, totaling 54,365 square feet and executed 15 new leases totaling 59,987 square feet of space. In 2004, 23 leases, totaling 167,800 square feet, are due to expire. Of these, management has renewed seven leases totaling 72,300 square feet, while five tenants occupying 32,600 square feet have indicated that they will vacate upon expiration of their leases. The remaining tenants occupying a total of 62,900 square feet of space have not yet indicated whether they plan to renew their leases or vacate the premises. Management, along with independent leasing brokers, is aggressively marketing the space.

The annual effective rents per square foot for each of the five years ended December 31, 2003 were as follows:

	2003	2002	2001	2000	1999
One Carnegie Plaza	$16.65	$15.11	$15.46	$15.90	$15.09
Two Carnegie Plaza	$16.61	$16.15	$15.79	$15.90	$15.59
Carnegie Business Center II	$11.46	$11.20	$11.27	$10.83	$10.66
Lakeside Tower	$22.00	$20.56	$20.09	$19.07	$18.69
One Parkside	$20.13	$19.92	$19.22	$21.04	$20.63
Bally’s Health Club	$11.33	$11.33	$11.33	$9.85	$9.85
Outback Steakhouse	$15.23	$15.23	$15.23	$13.85	$13.85
Palm Court Retail # 3	$22.98	$22.98	$22.98	N/A	N/A
Chuck E. Cheese	$10.66	N/A	N/A	N/A	N/A
Two Parkside	$22.20	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants that occupied a significant portion of the net rentable square footage as of December 31, 2003:

Tenant	Chicago Title	New York Life Insurance	Paychex	Computer Associates	Holiday Spa Health Club	Lewis, D’Amato, Brisbois	Arrowhead Central Credit Union
Building	One Parkside	One Parkside	One Carnegie Plaza	One Carnegie Plaza	Bally’s Health Club	Lakeside Tower	One Carnegie Plaza & Two Parkside

Nature of Business	Real Estate Services	Insurance	Payroll Service	Software	Health Club	Law Firm	Credit Union

Lease Term	10 yrs	5 yrs	5 yrs	5 yrs	14 yrs	10 yrs	3 yrs & 7 yrs

Expiration Date	2/03/04	5/31/04	7/31/04	11/30/05	12/31/10	12/31/12	9/30/2004 & 9/30/2010

Square Feet	31,249	21,031	22,180	16,723	25,000	19,778	10,124 & 53,003

(% of rentable total)	7%	4%	5%	3%	5%	5%	12%

Annual Rent	$645,000	$399,000	$375,000	$274,000	$283,000	$404,000	$158,000 $1,177,000

Future Rent Increases	CPI annually	CPI annually	3% annually	3% annually	15% in 2006	3% annually	3% annually

Renewal Options	Two 5-yr. options	Two 5-yr. options	One 3-yr. option	Two 3-yr. options	Three 5-yr. options	Two 4-yr. options	Three 1-yr. & Two 2- yr. options

Chicago Title has renewed its current lease to three separate leases for the terms of 5 years, 3 years and month-to-month with a total annual rent of $678,000 and a 3% annual increase.

New York Life Insurance will extend its lease at One Parkside to the end of 2004 at which time they plan to relocate to Vanderbilt Plaza - a new building developed by Fund IV, a partnership sponsored by the General Partner of the Partnership.

Paychex has extended its lease for another year with an annual rent of $386,000.

Arrowhead Central Credit Union indicates that they plan to expand and may need to relocate to other building within Tri-City. Lease terms and conditions are currently being negotiated.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and line of credit:

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II
Principal balance at December 31, 2003	$8,558,000	$5,270,000
Interest Rate	9.39%	5.5%
Monthly Estimated Payment	$83,142	$25,000
Maturity Date	8/01/06	3/05/05

Tri-City Land

As of December 31, 2003 the Partnership owned approximately 11.5 acres of land. Construction has commenced on a one-acre land parcel (discussed below). Another one-acre land parcel is at a pre-design stage (discussed below). The remaining 9.5 acres is currently undeveloped. The Partnership anticipates developing and /or selling the parcels of this land by the end of next year.

The projects under construction are two East Lake pads. The estimated construction cost is approximately $710,000. One of the sites will be used as restaurant by a new tenant who is paying for the cost of the building core, shell and other improvements of the property. Construction started in November 2003. Rent for the ground lease of 15 years is expected to commence on March 18, 2004.

A two-story office building of 76,000 square feet, known as Three Carnegie, is currently at a pre-design stage. The Partnership has entered into a construction contract, and the construction cost is approximately $5,000,000, which is estimated to be completed in March 2005. The Partnership is currently negotiating with the lender to increase the availability of the Partnership’s line of credit to cover the construction costs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2003, there were 9,609 holders of Partnership Units.

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

In 2003, the Partnership distributed $1,353,000 and $151,000 to the Limited Partners and General Partner, respectively.

In 2002, the Partnership distributed $1,228,000 and $136,000 to the Limited Partners and General Partner, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2003 (in thousands, except per Unit data):

	2003	2002	2001	2000	1999
Rental income	$8,452	$7,349	$7,248	$7,199	$6,404

Gain on sale of real estate	$—	$—	$2,663	$3,612	$99

Net income (loss)	$608	$93	$2,715	$4,154	$(990)

Net income (loss) allocable to Limited Partners	$547	$84	$2,577	$3,919	$(995)

Net income (loss) per Unit	$6.08	$0.90	$27.37	$40.67	$(10.32)

Total assets	$42,648	$39,625	$40,997	$44,105	$45,631

Long-term obligations	$13,828	$8,742	$8,910	$13,110	$13,315

Cash distributions per Unit	$15.18	$13.20	$11.50	$10.00	$52.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 15 of Part IV.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenue

Rental income increased $1,103,000, or 15%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to the increases in occupancy at One Carnegie Plaza, Two Carnegie Plaza, Lakeside Tower, Chuck E. Cheese and Two Parkside, as well as an increase in rental rates, offset by the decrease in occupancy at Carnegie Business Center II.

Occupancy rates at the Partnership’s Tri-City properties for each of the five years ended December 31, 2003 were as follows:

	2003	2002	2001	2000	1999
One Carnegie Plaza	100%	95%	78%	76%	64%
Two Carnegie Plaza	100%	96%	85%	78%	85%
Carnegie Business Center II	82%	91%	89%	72%	78%
Lakeside Tower	98%	93%	95%	95%	95%
One Parkside	100%	100%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	N/A	N/A
Chuck E Cheese	100%	N/A	N/A	N/A	N/A
Two Parkside	65%	N/A	N/A	N/A	N/A

Weighted average occupancy	93%	95%	90%	86%	85%

As of December 31, 2003, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Holiday Spa Health Club with a lease through December 2010; (vi) Lewis, D’Amato & Brisbois et al with a lease through December 2012; and (vii) Arrowhead Central Credit Union with two leases through September 2004 and 2010. These seven tenants, in the aggregate, occupy approximately 199,000 square feet of the 542,000 total rentable square feet at Tri-City and account for approximately 42% of the rental income generated at Tri-City for the Partnership as of December 31, 2003.

The 5% increase in occupancy from December 31, 2002 to December 31, 2003 at One Carnegie Plaza was due to leasing 1,100 square feet to a new tenant, and expansion of two existing tenants into approximately 4,100 square feet of space.

The 4% increase in occupancy from December 31, 2002 to December 31, 2003 at Two Carnegie Plaza was due to expansion of two existing tenants into approximately 2,600 square feet of space.

The 9% decrease in occupancy from December 31, 2002 to December 31, 2003 at Carnegie Business Center II was due to a tenant of 4,300 square feet moving out upon its lease expiration.

The 5% increase in occupancy from December 31, 2002 to December 31, 2003 at Lakeside Tower was due to leasing 5,800 square feet to a new tenant.

Land improvement at Harriman Plaza was completed, and costs were transferred from construction in progress to land and land improvements in June 2003. A new tenant, Chuck E. Cheese, occupies the whole site as a restaurant and started paying ground lease rent in June 2003.

Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land, land improvements and building. On September 26, 2003, an anchor tenant moved into two floors totaling 53,003 rentable square feet. Two other tenants have executed leases which will bring this building to 100% occupancy by April 2004. One of these two tenants leased 14,422 square feet for March 2004 occupancy, and the other leased 14,491 square feet for April 2004 occupancy.

Interest and other income for the year ended December 31, 2003 decreased $150,000 from the year ended December 31, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Expenses

Operating expenses increased $350,000, or 11%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to increases in occupancy at One Carnegie Plaza, Two Carnegie Plaza, Chuck E. Cheese and Two Parkside, as well as an increase in utility and janitorial costs.

Interest expense decreased $349,000, or 41%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza, offset by interest on the new line of credit.

Depreciation and amortization expense increased $510,000, or 28%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to depreciation of new building, land improvements and tenant improvements.

Expenses associated with undeveloped land decreased $104,000, or 27%, for year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

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

As of December 31, 2002, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004, (iii) Paychex with a lease through July 2004, (iv) Computer Associates with a lease through November 2005, (v) Holiday Spa Health Club with a lease through December 2010 and (vi) Lewis, D’Amato & Brisbois et al with a lease through December 2012. These six tenants, in aggregate, occupied approximately 140,000 square feet of the 448,000 total rentable square feet at Tri-City and accounted for approximately 33% of the rental income generated at Tri-City for the Partnership.

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

In August 2001, the Santa Fe property was purchased by BNSF, the sole tenant at the property, for a price of $4,820,000. The sale generated a gain of approximately $2,663,000 and net proceeds of approximately $4,316,000, of which $1,093,000 distributed to the partners in 2001.

Interest and other income for the year ended December 31, 2002 decreased $251,000 from the year ended December 31, 2001, primarily due to a lower invested cash balance which resulted from the November 2001 payoff of a $4 million note payable secured by One Carnegie Plaza, distributions to the partners in November 2001 and 2002, and decreases in interest rates, offset by an increase in the invested cash balance resulting from the sale of the Santa Fe property in August 2001.

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

General and administrative expenses decreased $94,000, or 8%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to a decrease in investor relation expenses related to the redemption of partnership units.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash of $1,136,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate of approximately $38,171,000 which includes $35,853,000 of rental properties, $769,000 of construction in progress and $1,549,000 of land held for development within the Tri-City area.

Rental properties increased primarily due to the transfer of two projects, Two Parkside and Harriman Plaza, from construction in progress to land, land improvements and building. Both projects were completed in June 2003. At Harriman Plaza, a new tenant occupies the whole site as a restaurant and started paying ground lease rent in June 2003. Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land, land improvements and building. On September 26, 2003, an anchor tenant moved into two floors totaling 53,003 rentable square feet. Two other tenants have executed leases which will bring this building to 100% occupancy by April 2004. One of these two tenants leased 14,422 square feet for March 2004 occupancy, and the other leased 14,491 square feet for April 2004 occupancy.

The Partnership’s liabilities at December 31, 2003, included a note payable and a line of credit totaling approximately $13,828,000 and encumbering properties with an aggregate net book value of approximately $22,220,000. The note requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. The line of credit has a total availability of $6,000,000, requires monthly interest-only payments, bears an interest rate of prime plus 0.75% points, with a floor set at 5.5% (5.5% as of December 31, 2003), and has a maturity date of March 5, 2005.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2003, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance at December 31, 2003, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continued operations and development plans on a short-term basis and for the reasonably foreseeable future. The Partnership is currently negotiating with the lender to increase the availability of the Partnership’s line of credit to cover the construction costs at Three Carnegie, a two-story office building of 76,000 square feet. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2003, the Partnership’s cash provided by operating activities totaled $2,792,000.

The $337,000 decrease in accounts receivable at December 31, 2003, compared to December 31, 2002, was primarily due to the collection of tenant improvement receivables, and the reimbursement of tenant improvements from the impound account.

The $578,000 increase in deferred costs at December 31, 2003, compared to December 31, 2002, was due to $819,000 of lease commissions primarily paid for two new leases at Two Parkside and One Carnegie, and a $139,000 loan fee paid for the Partnership’s line of credit, offset by $380,000 of amortization expense.

The $119,000 increase in prepaid expenses and other assets at December 31, 2003, compared to December 31, 2002, was primarily due to increases in mortgage impound accounts and prepaid insurance premiums.

The $18,000 increase in accounts payable and other liabilities at December 31, 2003, compared to December 31, 2002, was primarily due to an increase in security deposits for new tenants.

The $518,000 increase in prepaid rents at December 31, 2003, compared to December 31, 2002, was due to receipt of January 2004 rents in December 2003.

Investing Activities

During the year ended December 31, 2003, the Partnership’s cash used for investing activities totaled $8,077,000 which consisted of $170,000 for building improvements, and $2,205,000 for tenant improvements primarily at Two Parkside, Lakeside Tower and One Carnegie Plaza, $244,000 for site improvement at two East Lake Pads, and $5,458,000 for construction costs at Two Parkside and Harriman Plaza lot (see Item 2 for discussion).

Financing Activities

During the year ended December 31, 2003, the Partnership’s cash provided by financing activities totaled $2,833,000, which consisted of a $5,270,000 draw on the line of credit (see Item 2 for discussion), offset by $184,000 in principal payments on the note payable, $1,504,000 of distributions to the Limited Partners and General Partner, and $749,000 paid to redeem 1,998 limited partnership units (“Units”).

Construction for two East Lake pads was completed at end of February 2004. The remaining of the construction costs is approximately $200,000 which will be paid from the Partnership’s line of credit (see note 4 for further discussion).

Construction for Three Carnegie is currently at a pre-design stage, and is estimated to be completed in March 2005. The Partnership has entered into a construction contract, and the construction cost is approximately $5,000,000, which will be paid from the Partnership’s line of credit (see note 4 for further discussion).

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operations.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	Total	Fair Value
		(in thousands)
Secured Fixed Rate Debt	$203	$223	$8,132	$8,558	$10,218
Average interest rate	9.39%	9.39%	9.39%	9.39%

Secured Variable Rate Debt	$—	$5,270	$—	$5,270	$5,270
Average interest rate	—%	5.5%	—%	5.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at December 31, 2003.

As of December 31, 2003, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

Item 9A Controls and procedures

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

Part III

Item 10. Directors and Executive Officers of the Partnership

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm that has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11. Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA)	3 Units (direct)	*
Units	Daniel L. Stephenson Family Trust	100 Units (direct)	*

*	Less than 1 percent

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2003, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed for $67,500 and $62,300 in 2003 and 2002, respectively for professional services rendered by the principal accountant in connection with the audit of the annual financial statements included on Form 10-K and review of the quarterly financial statements included on Form 10-Q.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of the report

(1)	Financial Statements:

Independent Auditors’ Report

Report of Former Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Partners’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.2 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California Limited Partnership

	By	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 30, 2004		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 30, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
Its General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

The General Partner

RANCON REALTY FUND V, A California Limited Partnership:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the 2003 and 2002 consolidated financial statements, we have also audited the related 2003 and 2002 information in the financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these 2003 and 2002 consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 information in the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

February 4, 2004

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except unit amounts)

	2003	2002
Assets

Investments in real estate:
Rental properties	$59,167	$48,611
Accumulated depreciation	(23,314)	(21,306)

Rental properties, net	35,853	27,305

Construction in progress	769	3,678
Land held for development	1,549	2,073

Total investments in real estate	38,171	33,056

Cash and cash equivalents	1,136	3,588
Accounts receivable	951	1,288
Deferred costs, net of accumulated amortization of $3,328 and $2,948 at December 31, 2003 and 2002, respectively	1,505	927
Prepaid expenses and other assets	885	766

Total assets	$42,648	$39,625

Liabilities and Partners’ Equity

Liabilities:
Loans payable	$13,828	$8,742
Accounts payable and other liabilities	388	370
Construction costs payable	74	1,028
Prepaid rent	518	—

Total liabilities	14,808	10,140

Commitments and contingent liabilities (Note 5)

Partners’ equity:
General Partner	(465)	(375)
Limited partners, 88,919 and 90,917 limited partnership units outstanding at December 31, 2003 and 2002, respectively	28,305	29,860

Total partners’ equity	27,840	29,485

Total liabilities and partners’ equity	$42,648	$39,625

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per unit amounts and units outstanding)

	2003	2002	2001
Revenue

Rental income	$8,452	$7,349	$7,248
Gain on sale of real estate	—	—	2,663
Interest and other income	110	260	511

Total revenue	8,562	7,609	10,422

Expenses

Operating	3,681	3,331	3,220
Interest expense	509	858	1,186
Depreciation and amortization	2,328	1,818	1,696
Expenses associated with undeveloped land	276	380	382
General and administrative	1,160	1,129	1,223

Total expenses	7,954	7,516	7,707

Net income	$608	$93	$2,715

Basis and diluted net income per limited partnership unit	$6.08	$0.90	$27.37

Weighted average number of limited partnership units outstanding during each year	89,969	93,231	94,156

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	General Partners	Limited Partners	Total
Balance at December 31, 2000	$(375)	$30,732	$30,357

Retirement of limited partnership units	—	(171)	(171)

Net income	138	2,577	2,715

Distributions ($11.50 per limited partnership unit)	(11)	(1,082)	(1,093)

Balance at December 31, 2001	(248)	32,056	31,808

Retirement of limited partnership units	—	(1,052)	(1,052)

Net income	9	84	93

Distributions ($13.20 per limited partnership unit)	(136)	(1,228)	(1,364)

Balance at December 31, 2002	(375)	29,860	29,485

Retirement of limited partnership units	—	(749)	(749)

Net income	61	547	608

Distributions ($15.18 per limited partnership unit)	(151)	(1,353)	(1,504)

Balance at December 31, 2003	$(465)	$28,305	$27,840

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:

Net income	$608	$93	$2,715
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	—	—	(2,663)
Depreciation and amortization	2,328	1,818	1,696
Amortization of loan fees, included in interest expense	60	30	40
Changes in certain assets and liabilities:
Accounts receivable	337	(122)	99
Deferred costs	(958)	(411)	(271)
Prepaid expenses and other assets	(119)	15	(137)
Accounts payable and other liabilities	18	91	(214)
Prepaid rent	518	—	—

Net cash provided by operating activities	2,792	1,514	1,265

Cash flows from investing activities:

Net proceeds from sales of real estate	—	—	4,316
Additions to real estate investments	(7,123)	(4,794)	(1,943)
Construction costs payable	(954)	1,028	—

Net cash (used for) provided by investing activities	(8,077)	(3,766)	2,373

Cash flows from financing activities:

Line of credit draws	5,270	—	—
Principal payments on loans payable	(184)	(168)	(4,200)
Distributions to general and limited partners	(1,504)	(1,364)	(1,238)
Retirement of limited partnership units	(749)	(1,052)	(171)

Net cash provided by (used for) financing activities	2,833	(2,584)	(5,609)

Net (decrease) increase in cash and cash equivalents	(2,452)	4,836	1,971

Cash and cash equivalents at beginning of year	3,588	8,424	10,395

Cash and cash equivalents at end of year	$1,136	$3,588	$8,424

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest)	$896	$829	$1,175

Interest capitalized	$472	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

In 2002, a total of 2,944 Units were redeemed at an average price of $357. In 2003, a total of 1,998 Units were redeemed at an average price of $375. As of December 31, 2003, there were 88,919 Units outstanding.

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

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12 percent annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner (iii) third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner have received an amount equal to 20 percent of all distributions of cash from sales or refinancing: (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($652,000, $643,000 and $649,000 in 2003, 2002 and 2001, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($59,000 in 2003) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. General Partner has assigned any distributions it receives to Glenborough. Such distributions were $151,000, $136,000 and $11,000 in 2003, 2002 and 2001, respectively. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsors for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable and prepaid rent, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured mortgage loans as of December 31, 2003, would be approximately $10,218,000.

Deferred Costs

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

Sales of Real Estate

The Partnership recognizes sales of real estate when a contract is occurred, a closing has occurred, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and subsequent to January 2002 is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Property will not have any significant continuing involvement in the operations of the Partnership after the disposal transaction.

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

Concentration risk

One tenant who moved in on September 26, 2003 represented more than 12 percent of total rentable square feet as of December 31, 2003. No tenant represented more than 10 percent of rentable square feet for the year ended 2002. No tenant represented more than 10 percent of rental income for the year ended 2003 and 2002, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operations.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$5,739	$5,197
Land improvements	1,532	—
Buildings	33,150	27,046
Leasehold and other improvements	18,746	16,368

	59,167	48,611
Less: accumulated depreciation	(23,314)	(21,306)

Total rental properties, net	$35,853	$27,305

At December 31, 2003, the Partnership’s rental properties included six office and four retail projects, aggregating approximately 542,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land, land improvements and buildings costs increased primarily due to the transfer of two projects, Two Parkside and Harriman Plaza, from construction in progress to land, land improvements and buildings. Both projects were completed in June 2003. At Harriman Plaza, a new tenant occupies the whole site as a restaurant and started paying ground lease rent in June 2003. The land improvement hereinafter is referred to as Chuck E. Cheese. Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land, land improvements and buildings. On September 26, 2003, an anchor tenant moved into two floors totaling 53,003 rentable square feet. Two other tenants have executed leases which will bring this building to 100% occupancy by April 2004. One of these two tenants leased 14,422 square feet for March 2004 occupancy, and the other leased 14,491 square feet for April 2004 occupancy.

Construction in progress consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre and 2 acres of land with a cost basis of $507 and $662 in 2003 and 2002, respectively)	$769	$3,678

Construction in progress decreased primarily due to the transfer of Two Parkside and Harriman Plaza from construction in progress to land, land improvements and buildings upon their completion in June 2003, slightly offset by an increase due to a new development project at two East Lake pads. The Partnership is in the process of developing two East Lake pads which total approximately 1 acre. The estimated construction cost is approximately $710,000. One of the sites will be used as a restaurant by a new tenant who is paying for the cost of the building core, shell and other improvements. Construction started in November 2003. Rent for the 15 year ground lease is expected to commence on March 18, 2004. The other site is on a build-to-suit basis as tenants become available.

Land held for development consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Tri-City Corporate Centre, San Bernardino, CA (approximately 10.5 acres and 11.5 acres in 2003 & 2002, respectively)	$1,549	$2,073

Land held for development decreased primarily due to a transfer of the East Lake pads to construction in progress.

Note 4. LOANS PAYABLE

Loans payable as of December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,558	$8,742

Line of credit with a total availability of $6 million, secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II, with a variable interest rate of lender’s “Prime Rate” plus 0.75% points with the floor set at 5.5% (5.5% as of December 31, 2003), monthly interest-only payments, and a maturity date of March 5, 2005. See below for further discussion.	5,270	—

Total loans payable	$13,828	$8,742

The note may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the loan is repaid within six months of the maturity date.

In March 2003, the Partnership obtained a $6,000,000 line of credit secured by One Carnegie Plaza and Carnegie Business Center II. This line of credit will be used primarily to fund the remaining construction costs and tenant improvements at Two Parkside and the East Lake pads. See above for terms of this line of credit.

The Partnership is currently negotiating with the lender to increase the availability of the Partnership’s line of credit to cover the construction costs for Three Carnegie. Three Carnegie is currently at a pre-design stage. The Partnership has entered into a construction contract, and the construction cost is approximately $5,000,000, which is estimated to be completed in March 2005.

The annual maturities on the Partnership’s loans payable as of December 31, 2003, are as follows (in thousands):

2004	$203
2005	5,493
2006	8,132

Total	$13,828

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2003, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$8,167
2005	6,453
2006	5,454
2007	4,475
2008	3,955
Thereafter	7,925

Total	$36,429

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $723,000, $354,000 and $434,000 for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

Note 7. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2003, 2002 and 2001, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2003	2002	2001
Net income as reported in the accompanying consolidated financial statements	$608	$93	$2,715
Financial reporting depreciation in excess of tax reporting depreciation*	770	371	262
Gain on sale of property in excess of gain recognized for tax reporting*	—	—	(675)
Property taxes capitalized for tax reporting in excess of financial reporting*	143	220	215
Expenses of undeveloped land capitalized for tax	—	380	382
Operating expenses reported in a different period for financial reporting than for income tax reporting, net	30	(422)	(279)

Net income for federal income tax purposes*	$1,551	$642	$2,620

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Partners’ equity as reported in the accompanying financial statements	$27,840	$29,485
Cumulative provision for impairment of investments in real estate	11,665	11,665
Financial reporting depreciation in excess of tax reporting depreciation*	9,577	8,804
Tax basis investment in Partnership*	13,931	13,450
Tax basis adjustment from partner redemption*	(1,642)	(1,642)
Net difference in capitalized costs of development*	4,730	3,281
Syndication costs*	(1,987)	(1,987)
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	(9,520)	(7,759)

Partners’ capital for federal income tax purposes*	$54,594	$55,297

*	Unaudited

Note 8. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
Revenues

Rental income	$1,929	$2,024	$2,059	$2,440
Interest and other income	38	25	24	23

Total revenues	1,967	2,049	2,083	2,463

Expenses

Operating	833	844	1,055	949
Interest expense	90	80	101	238
Depreciation and amortization	524	551	587	666
Expenses associated with undeveloped land	78	79	55	64
General and administrative	278	288	300	294

Total expenses	1,803	1,842	2,098	2,211

Net income (loss)	$164	$207	$(15)	$252

Basic and diluted net income (loss) per limited partnership unit:	$1.63	$2.06	$(0.14)	$2.53

Weighted average number of limited partnership units outstanding during each period	90,743	90,348	89,676	89,108

	Quarter Ended (unaudited)
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
Revenues

Rental income	$1,783	$1,856	$1,847	$1,863
Interest and other income	69	67	71	53

Total revenues	1,852	1,923	1,918	1,916

Expenses

Operating	747	807	906	871
Interest expense	216	215	214	213
Depreciation and amortization	427	449	455	487
Expenses associated with undeveloped land	99	99	99	83
General and administrative	266	299	272	292

Total expenses	1,755	1,869	1,946	1,946

Net income (loss)	$97	$54	$(28)	$(30)

Basic and diluted net income (loss) per limited partnership unit:	$0.93	$0.52	$(0.26)	$(0.29)

Weighted average number of limited partnership units outstanding during each period	93,750	93,540	93,286	92,347

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2003
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office Complexes
San Bernardino County, CA:
One Carnegie Plaza	$	(C)	$1,583	$—	$11,806	$—	$1,583	$11,806	$13,389	$6,059	8/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza		(B)	873	—	6,663	—	873	6,663	7,536	3,633	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II		(C)	544	—	4,325	—	544	4,325	4,869	2,474	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower		(B)	834	—	12,990	—	834	12,990	13,824	7,087	3/88	6/03/85	3-40 yrs.
One Parkside		(B)	529	—	7,129	—	529	7,129	7,658	3,147	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Health Club	—		786	—	1,938	—	786	1,938	2,724	453	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	—		—	—	835	—	161	674	835	115	1/96
Palm Court Retail #3	—		249	—	1,031	—	249	1,031	1,280	179	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	—		330	—	8,754	—	1,319	7,765	9,084	149	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Chuck E Cheese	—		407	—	544	—	951	—	951	18	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		(160)	—	—	—	(160)	—	(160)	—

	13,828		5,939	—	53,228	—	7,271	51,896	59,167	23,314

Construction in progress:
San Bernardino County, CA:
1 acre - Tri-City	—		507	—	262	—	769	—	769	—	11/03	6/03/85	N/A

	—		507	—	262	—	769	—	769	—

Land Held for Development:
San Bernardino County, CA:
10.5 acres - Tri-City	—		4,507	—	5,724	—	10,231	—	10,231	—	N/A	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(8,682)	—	(8,682)	—	(8,682)	—

	—		4,507	—	(2,958)	—	1,549	—	1,549	—

TOTAL	$13,828		$10,953	$—	$50,532	$—	$9,589	$51,896	$61,485	$23,314

(A)	The aggregate cost of land and buildings for federal income tax purposes is $78,782 (unaudited).
(B) Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of $8,558	(continued)
(C)	One Carnegie Plaza and Carnegie Business Center II are collateral for LOC in the aggregate amount of $5,270.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Investments in real estate:

Balance at beginning of year	$54,362	$49,568	$50,689

Additions during year	7,123	4,794	1,943
Sales of real estate	—	—	(3,064)

Balance at end of year	$61,485	$54,362	$49,568

Accumulated Depreciation:

Balance at beginning of year	$21,306	$19,773	$19,744

Additions charged to expense	2,008	1,533	1,440
Sales of real estate	—	—	(1,411)

	$23,314	$21,306	$19,773

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003 is incorporated herein by reference).

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.