Form 10-Q
period 2004-03-31
RANCON REALTY FUND V
filed 2004-05-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Total number of units outstanding as of May 14, 2004: 88,530

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$61,108	$59,167
Accumulated depreciation	(23,850)	(23,314)

Rental properties, net	37,258	35,853

Construction in progress	563	769
Land held for development	1,086	1,549

Total investments in real estate	38,907	38,171

Cash and cash equivalents	150	1,136
Accounts receivable	969	951
Deferred costs, net of accumulated amortization of $3,456 and $3,328 at March 31, 2004 and December 31, 2003, respectively	1,666	1,505
Prepaid expenses and other assets	1,005	885

Total assets	$42,697	$42,648

Liabilities and Partners’ equity
Liabilities:
Loan payable and line of credit	$13,779	$13,828
Accounts payable and other liabilities	493	388
Construction costs payable	66	74
Prepaid rent	262	518

Total liabilities	14,600	14,808

Commitments and contingent liabilities (Note 5)

Partners’ equity:
General Partners	(427)	(465)
Limited Partners 88,609 and 88,919 limited partnership units outstanding at March 31, 2004 and December 31, 2003, respectively	28,524	28,305

Total partners’ equity	28,097	27,840

Total liabilities and partners’ equity	$42,697	$42,648

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Rental income	$2,562	$1,929
Interest and other income	22	38

Total revenue	2,584	1,967

Expenses
Operating	973	833
Interest expense	249	90
Depreciation and amortization	634	524
Expenses associated with undeveloped land	47	78
General and administrative	302	278

Total expenses	2,205	1,803

Net income	$379	$164

Basic and diluted net income per limited partnership unit	$3.84	$1.63

Weighted average number of limited partnership units outstanding during each period	88,751	90,743

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2004

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2003	$(465)	$28,305	$27,840
Redemption of limited partnership units	—	(122)	(122)
Net income	38	341	379

Balance at March 31, 2004	$(427)	$28,524	$28,097

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$379	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	524
Amortization of loan fees, included in interest expense	30	7
Changes in certain assets and liabilities:
Accounts receivable	(18)	196
Deferred costs	(289)	(495)
Prepaid expenses and other assets	(120)	7
Accounts payable and other liabilities	105	177
Prepaid rent	(256)	122

Net cash provided by operating activities	465	702

Cash flows from investing activities:
Additions to real estate	(1,280)	(3,152)

Cash flows from financing activities:
Line of credit draws	—	70
Principal payments on loans payable	(49)	(44)
Redemption of limited partnership units	(122)	(89)

Net cash used for financing activities	(171)	(63)

Net decrease in cash and cash equivalents	(986)	(2,513)

Cash and cash equivalents at beginning of period	1,136	3,588

Cash and cash equivalents at end of period	$150	$1,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$204

Interest capitalized	$57	$121

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended March 31, 2004, a total of 310 units of limited partnership interest (“Units”) were redeemed at an average price of $394. As of March 31, 2004, there were 88,609 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2004, and the related consolidated statements of operations for the three months ended March 31, 2004 and 2003, partners’ equity for the three months ended March 31, 2004, and cash flows for the three months ended March 31, 2004 and 2003.

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

(Unaudited)

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($156,000 and $161,000 in the first quarter of 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($59,000 in the first quarter of 2003); and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. General Partner has assigned any distributions it receives to Glenborough. Such distributions were $0 for the quarter ended March 31, 2004. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable and prepaid rent, and line of credit ($5,270,000 as of March 31, 2004 and December 31, 2004), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of March 31, 2004, and December 31, 2003 would be approximately $9,978,000 and $10,218,000, respectively.

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

(Unaudited)

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

Concentration Risk

One tenant represented 13% of rental income for the three months ended March 31, 2004. No tenant represented more than 10% of rental income for the three months ended March 31, 2003.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership, since the Partnership has not entered into any arrangements with VIEs.

Reference to 2003 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2003 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$6,246	$5,739
Land improvements	2,235	1,532
Buildings	33,125	33,150
Leasehold and other improvements	19,502	18,746

	61,108	59,167
Less: accumulated depreciation	(23,850)	(23,314)

Total rental properties, net	$37,258	$35,853

The Partnership’s rental properties include six office and five retail projects, aggregating approximately 547,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Land and land improvements increased primarily due to the conversion of two East Lake pads from construction in progress. The two East Lake pads were completed in March 2004. In March 2004, a new tenant on one of the sites commenced a 15-year ground lease. Currently, management is aggressively marketing the remaining site which is on a build-to-suit basis as tenants become available.

Construction in progress consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $463 and $507 at March 31, 2004 and December 31, 2003, respectively)	$563	$769

Construction in progress decreased primarily due to the conversion of two East Lake pads to land and land improvements upon their completion in March 2004, offset by an increase due to a new development project at Three Carnegie. The project is a two-story office building of 76,000 square feet. The estimated construction cost is approximately $5,000,000, which is estimated to be completed in March 2005. In April 2004, the Partnership obtained a new line of credit of $7,425,000 secured by Two Parkside to fund the construction costs (as discussed in Note 4 below).

Land held for development consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 9.5 acres and 10.5 acres at March 31, 2004 and December 31, 2003, respectively)	$1,086	$1,549

Land held for development decreased primarily due to a conversion of the project at Three Carnegie to construction in progress.

The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Note 4. LOAN PAYABLE AND LINE OF CREDIT

Loan payable and line of credit as of March 31, 2004 and December 31, 2003, were as follows (in thousands):

	2004	2003
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,509	$8,558

Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II, with a variable interest rate of lender’s “Prime Rate” plus 0.75% with the floor set at 5.5% (5.5% as of March 31, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of March 5, 2005.	5,270	5,270

Total notes payable	$13,779	$13,828

Both loans may be prepaid with a penalty based on a yield maintenance formula. There are no prepayment penalties if the loans are repaid within six months of the maturity dates of the loans. The Partnership’s plan is to either sell the properties or refinance the properties with lower interest rate loans to pay off those high interest rate loans when the prepayment penalty periods end at July 1, 2004 and November 1, 2005, respectively.

On March 30, 2004, the Partnership obtained a new line of credit of $7,425,000 secured by Two Parkside with a maturity date of April 15, 2007 to provide the funding for the construction costs at Three Carnegie which are estimated to be $5,000,000. As of March 31, 2004, construction costs of $103,000 had been incurred which were funded from the Partnership’s operations. The construction began in March 2004 and is estimated to be completed in March 2005.

The annual maturities of the Partnership’s loan payable and line of credit subsequent to March 31, 2004, are as follows (in thousands):

2004	$154
2005	5,493
2006	8,132

Total	$13,779

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

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

Overview

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed ten projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, two restaurants, and a retail space. The Partnership’s properties are more fully described below.

As of March 31, 2004, the Partnership owned eleven rental properties (“Tri-City Properties”) and approximately 10.5 acres of land (“Tri-City land”). Construction has commenced on a one-acre land parcel. The remaining 9.5 acres are currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Tri-City Corporate Center

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 12% as of March 31, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at March 31, 2004, the Partnership has 441,000 square feet of office space with a vacancy rate of 9%, 51,000 square feet of R & D space with a vacancy rate of 13% and 55,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Chuck E. Cheese	Restaurant	12,200
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100

These eleven properties total approximately 547,000 rentable square feet and offer a wide range of commercial, R & D, office and retail product to the market.

Occupancy rates at the Partnership’s Tri-City properties were as follows:

	March 31,
	2004	2003
One Carnegie Plaza	91%	97%
Two Carnegie Plaza	100%	96%
Carnegie Business Center II	87%	91%
Lakeside Tower	95%	93%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Chuck E. Cheese	100%	—
Two Parkside	82%	—
Pat & Oscars	100%	—

Weighted average occupancy	93%	96%

As of March 31, 2004, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) New York Life Insurance with a lease through December 2004; (ii) Paychex with a lease through July 2005; (iii) Computer Associates with a lease through November 2005; (iv) Chicago Title with a lease through February 2009; (v) Holiday Spa Health Club with a lease through December 2010; (vi) Lewis, D’amato & Brisbois et al with a lease through November 2012; and (vii) Arrowhead Central Credit Union with two leases through September 2004 and 2010. These seven tenants, in the aggregate, occupy approximately 199,000 square feet of the 547,000 total rentable square feet at Tri-City and account for approximately 36% of the rental income generated at Tri-City for the Partnership.

New York Life insurance extended its lease at One Parkside to the end of 2004 at which time they plan to relocate to Vanderbilt Plaza – a new building developed by Fund IV.

Arrowhead Central Credit Union indicates that they plan to expand and may need to relocate to another building within Tri-City. Lease terms and conditions are currently being negotiated.

The 6% decrease in occupancy from March 31, 2003 to March 31, 2004 at One Carnegie Plaza was due to a tenant of 1,800 square feet moving out upon its lease expiration, and a tenant with 12,000 square feet which moved to Two Parkside, a new building completed by the Partnership in June 2003, offset by leasing 5,500 square feet to two new tenants.

Chuck E. Cheese began occupancy in June 2003 with a ground lease of 15 years.

Two Parkside began lease-up in June 2003 as well. As of March 31, 2004, two tenants are occupying 82% of the building. On April 1, 2004, a third tenant moved into the remaining 18% of the building. Currently Two Parkside is 100% occupied.

Pat & Oscars began occupancy in March 2004 with a ground lease of 15 years.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and line of credit:

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II
Principal balance at March 31, 2004	$8,509,000	$5,270,000
Interest Rate	9.39%	5.5%
Monthly Estimated Payment	$83,142	$25,000
Maturity Date	8/01/06	3/05/05

Tri-City Land

As of March 31, 2004, the Partnership owned approximately 10.5 acres of land. Construction has commenced on a one-acre land parcel (discussed below). The remaining 9.5 acres is currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

A two-story office building of 76,000 square feet, known as Three Carnegie, is currently under construction. The estimated construction cost is approximately $5,000,000, which is estimated to be completed in March 2005. In April 2004, the Partnership obtained a new line of credit of $7,425,000 secured by Two Parkside to provide the funding for the construction costs.

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

Revenue

Rental income for the three months ended March 31, 2004 increased $633,000, compared to the three months ended March 31, 2003, primarily due to an increase in rental income resulting from the completion of three new properties developed by the Partnership, as well as increases in rental rates.

Interest and other income decreased $16,000 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Chuck E. Cheese.

Expenses

Operating expenses increased $140,000, or 17%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Interest expense increased $159,000, or 177%, during the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to interest on the line of credit, offset by interest capitalized during construction at Three Carnegie and two East Lake pads.

Depreciation and amortization increased $110,000, or 21%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $31,000, or 40%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period.

General and administrative expenses increased $24,000, or 9%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to an increase in investor service expenses related to printing and postage, offset by an understatement of asset management fees of $6,600 in the 1st quarter of 2003, which were corrected in the 2nd quarter of 2003.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

As of March 31, 2004, the Partnership had cash of $150,000. The remainder of the Partnership’s assets consisted primarily of its investments in real estate, totaling approximately $38,907,000 which included $37,258,000 of rental properties, $563,000 of construction in progress and $1,086,000 of land held for development within the Tri-City area.

The Partnership’s liabilities at March 31, 2004, included a note payable and a line of credit totaling approximately $13,779,000 secured by properties with an aggregate net book value of approximately $22,018,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. The line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (5.5% as of March 31, 2004), and has a maturity date of March 5, 2005.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales, and interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership’s cash balance at March 31, 2004, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. In April 2004, the Partnership obtained a new line of credit in the amount of $7,425,000 to cover the construction costs at Three Carnegie, a two-story office building of 76,000 square feet (as discussed in the Notes to Consolidated Financial Statements in Item 1). There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2004, the Partnership’s cash provided by operating activities totaled $465,000.

The $289,000 increase in deferred costs at March 31, 2004, compared to December 31, 2003, was primarily due to lease commissions paid for Lakeside Tower, Pat & Oscars, One Parkside and Two Parkside.

The $120,000 increase in prepaid expenses and other assets at March 31, 2004, compared to December 31, 2003, was primarily due to prepayments of property taxes, and an increase in tenant rents recognized on a straight line basis, offset by a decrease in impound accounts resulting from property taxes payments.

The $105,000 increase in accounts payable and other liabilities at March 31, 2004, compared to December 31, 2003, was primarily due to increase in accruals for tenant improvements and redemptions, offset by payments of tax preparation fees.

The $256,000 decrease in prepaid rents at March 31, 2004, compared to December 31, 2003, was due to April 2004 rents received in March 2004, offset by January 2004 rents received in December 2003.

Investing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for investing activities totaled $1,280,000 which consisted of $516,000 for land improvements at two East Lake pads, $159,000 for building improvements at One & Two Parkside, One and Two Carnegie and Carnegie Business Center II, $571,000 for tenant improvements at Lakeside Tower and Two Parkside, and $34,000 for construction costs at Three Carnegie.

Financing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for financing activities totaled $171,000, which consisted of $49,000 in principal payments on the loan payable, and $122,000 paid to redeem 310 limited partnership Units.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s expectation to meet its short-term liquidity requirements generally through its cash generated by operations;

•	The Partnership’s belief that cash generated by its operations will be adequate to meet its operating requirements in both the short and the long-term;

•	The Partnership’s plan to develop one or more properties to generate more operating income; and

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update any forward looking-statement or statements.

Risk Factors

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

As leases turn over, our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot assure you that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly, or if the rental rates are significantly lower than expected, then our results of operations and financial condition could be negatively impacted.

Tenants’ Defaults Could Adversely Affect Our Operations

Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our results of operations and financial condition.

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment, or Environmental Laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

•	any environmental assessments of our properties may not have revealed all potential environmental liabilities,

•	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or

•	an environmental condition may otherwise exist as to any one or more of these properties.

Any one of these conditions could have an adverse effect on our results of operations and financial condition. Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations and financial condition. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Environmental Liabilities May Adversely Affect Operating Costs and Ability to Borrow

The obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation may affect our operating costs. In addition, the presence of petroleum products or other hazardous or toxic substances at any of our properties, or the failure to remediate those properties properly, may adversely affect our ability to borrow by using those properties as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect our results of operations and financial condition.

General Risks of Ownership of Real Estate

We are subject to risks generally incidental to the ownership of real estate. These risks include:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;

•	changes in tax, real estate and zoning laws; and

•	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

Should any of these events occur, our results of operations and financial condition could be adversely affected.

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions.

Potential Liability Under the Americans With Disabilities Act

All of our properties are required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to our properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the “single-tenant” properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If our costs are greater than anticipated or tenants are unable to meet their obligations, our results of operations and financial condition could be adversely affected.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date			Total	Fair Value
	2004	2005	2006
		(in thousands)
Secured Fixed Rate Debt	$154	$223	$8,132	$8,509	$9,978
Average interest rate	9.39%	9.39%	9.39%	9.39%

Secured Variable Rate-line of credit	$—	$5,270	$—	$5,270	$5,270
Average interest rate	—%	5.5%	—%	5.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at March 31, 2004.

As of March 31, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.4	Business Loan Agreement, dated February 25, 2003.

10.5	Business Loan Agreement, dated March 30, 2004.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

By	Rancon Financial Corporation a California corporation, its General Partner

Date: May 14, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 14, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner