Form 10-Q
period 2004-06-30
RANCON REALTY FUND V
filed 2004-08-13
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Total number of units outstanding as of August 13, 2004: 88,395

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$61,532	$59,167
Accumulated depreciation	(24,382)	(23,314)

Rental properties, net	37,150	35,853
Construction in progress	775	769
Land held for development	1,086	1,549

Total investments in real estate	39,011	38,171
Cash and cash equivalents	930	1,136
Accounts receivable	877	951
Deferred costs, net of accumulated amortization of $3,599 and $3,328 at June 30, 2004 and December 31, 2003, respectively	1,810	1,505
Prepaid expenses and other assets	976	885

Total assets	$43,604	$42,648

Liabilities and Partners’ Equity
Liabilities:
Note payable and lines of credit	$14,732	$13,828
Accounts payable and other liabilities	478	388
Construction costs payable	83	74
Prepaid rent	182	518

Total liabilities	15,475	14,808

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General Partner	(416)	(465)
Limited partners, 88,414 and 88,919 limited partnership units outstanding at June 30, 2004 and December 31, 2003, respectively	28,545	28,305

Total partners’ equity	28,129	27,840

Total liabilities and partners’ equity	$43,604	$42,648

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Rental income	$2,418	$2,024	$4,980	$3,953
Interest and other income	22	25	44	63

Total revenues	2,440	2,049	5,024	4,016

Expenses
Operating	1,011	844	1,984	1,677
Interest expense	306	80	555	170
Depreciation and amortization	637	551	1,271	1,075
Expenses associated with undeveloped land	61	79	108	157
General and administrative	316	288	618	566

Total expenses	2,331	1,842	4,536	3,645

Net income	$109	$207	$488	$371

Basic and diluted net income per limited partnership unit	$1.11	$2.06	$4.95	$3.69

Weighted average number of limited partnership units outstanding during each period	88,471	90,348	88,611	90,546

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2004

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(465)	$28,305	$27,840
Redemption of limited partnership units	—	(199)	(199)
Net income	49	439	488

Balance (deficit) at June 30, 2004	$(416)	$28,545	$28,129

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$488	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	1,075
Amortization of loan fees, included in interest expense	68	14
Changes in certain assets and liabilities:
Accounts receivable	74	248
Deferred costs	(576)	(516)
Prepaid expenses and other assets	(91)	12
Accounts payable and other liabilities	90	(372)
Prepaid rent	(336)	145

Net cash provided by operating activities	988	977

Cash flows from investing activities:
Additions to investments in real estate	(1,899)	(4,994)

Cash flows from financing activities:
Draws on lines of credit	1,003	1,570
Principal payments on notes payable	(99)	(90)
Redemption of limited partnership units	(199)	(343)

Net cash provided by financing activities	705	1,137

Net decrease in cash and cash equivalents	(206)	(2,880)
Cash and cash equivalents at beginning of period	1,136	3,588

Cash and cash equivalents at end of period	$930	$708

Supplemental disclosure of cash flow information:
Cash paid for interest	$552	$421

Interest capitalized	$65	$265

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

During the six months ended June 30, 2004, a total of 505 units of limited partnership interest (“Units”) were redeemed at an average price of $394. As of June 30, 2004, there were 88,414 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, partners’ equity for the six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004 and 2003.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners’ and General Partner’ capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($331,000 and $326,000 as of June 30, 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($74,000 and $59,000 as of June 30, 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $0 for the six months ended June 30, 2004. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable, and lines of credit payable ($6,273,000 and $5,270,000 as of June 30, 2004 and December 31, 2003), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of June 30, 2004, and December 31, 2003 would be approximately $9,738,000 and $10,218,000, respectively.

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

Concentration risk

One tenant represented 14% of rental income for the six months ended June 30, 2004. No tenant represented more than 10% of rental income for the six months ended June 30, 2003.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership, since the Partnership has not entered into any arrangements that are VIEs.

Reference to 2003 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2003 audited consolidated financial statements on Form 10-K.

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$6,246	$5,739
Land improvements	2,381	1,532
Buildings	33,126	33,150
Leasehold and other improvements	19,779	18,746

	61,532	59,167
Less: accumulated depreciation	(24,382)	(23,314)

Total rental properties, net	$37,150	$35,853

The Partnership’s rental properties include six office and five retail projects, aggregating approximately 547,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land and land improvements increased primarily due to the conversion of two East Lake pads from construction in progress. The two East Lake pads were completed in March 2004. In March 2004, a new tenant on one of the sites commenced a 15-year ground lease. Currently, management is aggressively marketing the remaining site which is on a build-to-suit basis as tenants become available

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Construction in progress consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 1 acre of land with a cost basis of $463 and $507 at June 30, 2004 and December 31, 2003, respectively)	$775	769

Construction in progress increased primarily due to a new development project at Three Carnegie, offset by the conversion of two East Lake pads to land and land improvements upon their completion in March 2004. The project is a two-story office building of 86,200 square feet. The estimated construction cost is approximately $6,100,000, which is estimated to be completed in June 2005. As of June 30, 2004, construction costs of $312,000 had been incurred. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to fund the construction costs (as discussed in Note 4 below).

Land held for development consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 9.5 acres and 10.5 acres at June 30, 2004 and December 31, 2003, respectively)	$1,086	$1,549

Land held for development decreased primarily due to a conversion of the project at Three Carnegie to construction in progress.

The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Note 4.	NOTE PAYABLE AND LINES OF CREDIT

Note payable and lines of credit as of June 30, 2004 and December 31, 2003, were as follows (in thousands):

	2004	2003
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures August 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,459	$8,558
Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II with a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (5.5% as of June 30, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of March 5, 2005.	5,920	5,270
Line of credit with a total availability of $7.425 million secured by first deed of trust on Two Parkside with a variable interest rate of “Prime Rate” (4.25% as of June 30, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	353	––

	$14,732	$13,828

On March 30, 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, with a maturity date of April 15, 2007, to provide the funding for the construction costs at Three Carnegie which are estimated to be approximately $6,100,000. As of June 30, 2004, construction costs of $312,000 had been incurred. The construction began in March 2004 and is estimated to be completed in June 2005.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership’s plan is to either sell the property or refinance the property with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on February 1, 2005.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities of the Partnership’s note payable and lines of credit subsequent to June 30, 2004, are as follows (in thousands):

2004	$104
2005	6,143
2006	8,132
2007	353

Total	$14,732

Note 5.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed ten projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, three restaurants, and a retail space. The Partnership’s properties are more fully described below.

As of June 30, 2004, the Partnership owned eleven rental properties (“Tri-City Properties”), and approximately 10.5 acres of land (“Tri-City land”). Construction has commenced on a one-acre land parcel. The remaining 9.5 acres are currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 12% as of June 30, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at June 30, 2004, the Partnership has 441,000 square feet of office space with a vacancy rate of 5%, 51,000 square feet of R & D space with a vacancy rate of 13%, and 55,000 square feet of retail space with no vacancy.

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

Occupancy rates at the Partnership’s Tri-City properties as of June 30, 2004 were as follows:

	2004	2003
One Carnegie Plaza	86%	97%
Two Carnegie Plaza	100%	98%
Carnegie Business Center II	87%	91%
Lakeside Tower	93%	93%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Chuck E. Cheese	100%	100%
Two Parkside	100%	––
Pat & Oscars	100%	––
Weighted average occupancy	95%	96%

As of June 30, 2004, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) New York Life Insurance with a lease through December 2004; (ii) Paychex with a lease through July 2005; (iii) Computer Associates with a lease through November 2005; (iv) Chicago Title with a lease through February 2009; (v) First Franklin Financial with a lease through February 2009; (vi) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vii) Arrowhead Central Credit Union with two leases through September 2004 and 2010; (viii) Holiday Spa Health Club with a lease through December 2010; and (ix) Lewis, D’amato & Brisbois et al with a lease through November 2012. These nine tenants, in the aggregate, occupy approximately 228,000 square feet of the 547,000 total rentable square feet at Tri-City and account for approximately 47% of the rental income generated at Tri-City for the Partnership.

New York Life insurance extended its lease at One Parkside to the end of 2004 at which time they plan to relocate to Vanderbilt Plaza – a new building developed by Fund IV.

Arrowhead Central Credit Union indicates that they plan to expand and may need to relocate to another building within Tri-City. Lease terms and conditions are currently being negotiated.

The 11% decrease in occupancy from June 30, 2003 to June 30, 2004 at One Carnegie Plaza was due to two tenants totaling 3,000 square feet moving out upon their lease expirations, and a tenant with 12,000 square feet who moved to Two Parkside, a new building completed by the Partnership in June 2003, offset by leasing 3,600 square feet to two new tenants.

Two Parkside began lease-up in June 2003. As of June 30, 2004, Two Parkside is 100% occupied.

Pat & Oscars began occupancy in March 2004 with a ground lease of 15 years.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and two lines of credit:

	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II	Two Parkside
Security
Outstanding balance	$8,459,000	$5,920,000	$353,000
Mortgage	Note	Line of credit	Line of credit
Interest rate	9.39%	5.5%	Prime rate (4.25%)
Monthly payment	$83,142	Interest-only	Interest-only
Maturity date	8/1/06	3/5/05	4/15/07

The interest rate for line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% as of June 30, 2004.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership’s plan is to either sell the property or refinance the property with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on February 1, 2005.

Tri-City Land

As of June 30, 2004, the Partnership owned approximately 10.5 acres of land. Construction has commenced on a one-acre land parcel (discussed below). The remaining 9.5 acres are currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

A two-story office building of 86,200 square feet, known as Three Carnegie, is currently under construction. The estimated construction cost is approximately $6,100,000, which is estimated to be completed in June 2005. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to provide the funding for the construction costs.

Results of Operations

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Revenue

Rental income increased $1,027,000 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to an increase in rental income resulting from the completion of three new properties developed by the Partnership.

Interest and other income decreased $19,000 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Chuck E. Cheese.

Expenses

Operating expenses increased $307,000, or 18%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Interest expense increased $385,000, or 226%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to interest on the two lines of credit, offset by interest capitalized during construction at Three Carnegie and two East Lake pads.

Depreciation and amortization increased $196,000, or 18%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $49,000, or 31%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to decreased capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period. The two East Lake pads were completed in March 2004.

General and administrative expenses increased $52,000, or 9%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Revenue

Rental income increased $394,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to an increase in rental income resulting from the completion of three new properties developed by the Partnership.

Expenses

Operating expenses increased $167,000, or 20%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Interest expense increased $226,000, or 282%, during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to interest paid on the two lines of credit, offset by interest capitalized during construction at two East Lake pads and Three Carnegie.

Depreciation and amortization increased $86,000, or 16%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $18,000, or 23%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to decreased capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period. The two East Lake pads were completed in March 2004.

General and administrative expenses increased $28,000, or 10%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

As of June 30, 2004, the Partnership had cash and cash equivalents of $930,000. The remainder of the Partnership’s assets consisted primarily of its net investments in real estate, totaling approximately $39,011,000, including $37,150,000 in rental properties, $775,000 of construction in progress, and $1,086,000 of land held for development within the Tri-City area.

The Partnership’s liabilities at June 30, 2004, included a note payable and two lines of credit totaling approximately $14,732,000 secured by properties with an aggregate net book value of approximately $31,169,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of August 1, 2006. One line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (5.5% as of June 30, 2004 and December 31, 2003), and has a maturity date of March 5, 2005. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (4.25% and 4% as of June 30, 2004 and December 31, 2003, respectively), and has a maturity date of April 15, 2007.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management believes that the Partnership’s cash balance at June 30, 2004, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000 to cover the construction costs at Three Carnegie, a two-story office building of 86,200 square feet (as discussed above). There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2004, the Partnership’s cash provided by operating activities totaled $988,000.

The $74,000 decrease in accounts receivable at June 30, 2004, compared to December 31, 2003, was primarily due to the collection of tenant improvement receivables.

The $576,000 increase in deferred costs at June 30, 2004, compared to December 31, 2003, was primarily due to lease commissions paid for Lakeside Tower, Pat & Oscars and One & Two Parkside.

The $91,000 increase in prepaid expenses and other assets at June 30, 2004, compared to December 31, 2003, was primarily due to an increase in tenant rents recognized on a straight line basis and an increase in impound accounts, offset by amortization of prepaid insurance.

The $90,000 increase in accounts payable and other liabilities at June 30, 2004, compared to December 31, 2003, was primarily due to accruals of property taxes for Two Parkside and two East Lake pads, investor service expenses and redemptions, offset by payments of tax preparation fees.

The $336,000 decrease in prepaid rent at June 30, 2004, compared to December 31, 2003, was due to July 2004 rents received in June 2004, offset by January 2004 rents received in December 2003.

Investing Activities

During the six months ended June 30, 2004, the Partnership’s cash used for investing activities totaled $1,899,000, which consisted of $587,000 for land improvements at two East Lake pads, $167,000 for building improvements at One & Two Parkside, One & Two Carnegie and Carnegie Business Center II, $842,000 for tenant improvements at Lakeside Tower and One & Two Parkside, and $303,000 for construction costs at Three Carnegie.

Financing Activities

During the six months ended June 30, 2004, the Partnership’s cash provided by financing activities totaled $705,000, which consisted of $1,003,000 of draws on the two lines of credit (as discussed above), offset by $99,000 in principal payments on the note payable, and $199,000 paid to redeem 505 limited partnership Units.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its cash balance and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s plan to develop one or more properties to generate more operating income;

•	The Partnership’s plan to refinance properties with lower interest rate loans when prepayment penalty periods end; and

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased interest rates and operating costs;

•	failure to obtain anticipated outside financing;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	2007	Total	Fair Value
		(in thousands)
Secured Fixed Rate Debt	$104	$223	$8,132	$—	$8,459	$9,738
Average interest rate	9.39%	9.39%	9.39%	—	9.39%
Secured Variable Rate-line of credit	$—	$5,920	$—	$—	$5,920	$5,920
Average interest rate	—%	5.5%	—%	—%	5.5%
Secured Variable Rate-line of credit	$—	$—	$—	$353	$353	$353
Average interest rate	—%	—%	—%	4.25%	4.25%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at June 30, 2004.

As of June 30, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

Item 4.	Controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

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

RANCON REALTY FUND V, a California limited partnership

	By	Rancon Financial Corporation
a California corporation, its General Partner

Date: August 13, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 13, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner