Form 10-Q
period 2004-09-30
RANCON REALTY FUND V
filed 2004-11-15
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Total number of units outstanding as November 15, 2004: 87,838

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$49,414	$59,167
Accumulated depreciation	(12,744)	(23,314)

Rental properties, net	36,670	35,853
Construction in progress	2,080	769
Land held for development	870	1,549

Total real estate investments	39,620	38,171
Cash and cash equivalents	1,891	1,136
Accounts receivable	800	951
Deferred costs, net of accumulated amortization of $982 and $3,328 at September 30, 2004 and December 31, 2003, respectively	1,710	1,505
Prepaid expenses and other assets	1,078	885

Total assets	$45,099	$42,648

Liabilities and Partners’ Equity
Liabilities:
Notes payable and lines of credit	$15,871	$13,828
Accounts payable and other liabilities	938	388
Construction costs payable	786	74
Prepaid rent	148	518

Total liabilities	17,743	14,808

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partners	(401)	(465)
Limited partners 88,046 and 88,919 limited partnership units outstanding at September 30, 2004 and December 31, 2003, respectively	27,757	28,305

Total partners’ equity	27,356	27,840

Total liabilities and partners’ equity	$45,099	$42,648

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating Revenue - Rental income	$2,607	$2,059	$7,587	$6,012
Operating Expenses
Property operating	1,149	1,055	3,133	2,732
Depreciation and amortization	664	587	1,935	1,662
Expenses associated with undeveloped land	35	55	143	212
General and administrative	309	300	927	866

Total operating expenses	2,157	1,997	6,138	5,472

Operating income	450	62	1,449	540

Interest and other income	22	24	66	87
Interest expense	(322)	(101)	(877)	(271)

Net income (loss)	$150	$(15)	$638	$356

Basic and diluted net income (loss) per limited partnership unit	$1.53	$(0.14)	$6.49	$3.55

Weighted average number of limited partnership units outstanding during each period	88,217	89,676	88,480	90,256

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2004

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(465)	$28,305	$27,840
Redemption of limited partnership units	—	(344)	(344)
Net income	64	574	638
Distributions ($8.82 per limited partnership unit)	—	(778)	(778)

Balance (deficit) at September 30, 2004	$(401)	$27,757	$27,356

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$638	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,662
Amortization of loan fees, included in interest expense	111	29
Changes in certain assets and liabilities:
Accounts receivable	66	243
Deferred costs	(479)	(510)
Prepaid expenses and other assets	(193)	(186)
Accounts payable and other liabilities	485	158
Prepaid rent	(370)	252

Net cash provided by operating activities	2,193	2,004

Cash flows from investing activities:
Additions to real estate investments	(2,368)	(7,277)
Tenant improvements note receivable	85	78

Net cash used in operating activities	(2,283)	(7,199)

Cash flows from financing activities:
Line of credit draws	2,193	2,920
Notes payable principal payments	(150)	(136)
Loan fees	(141)	(139)
Redemption of limited partnership units	(279)	(594)
Distributions to limited partners	(778)	—

Net cash provided by financing activities	845	2,051

Net increase (decrease) in cash and cash equivalents	755	(3,144)
Cash and cash equivalents at beginning of period	1,136	3,588

Cash and cash equivalents at end of period	$1,891	$444

Supplemental disclosure of cash flow information:
Cash paid for interest	$847	$645

Interest capitalized	$81	$401

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$12,201	$—

Write-off of fully amortized deferred costs	$172	$—

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

During the nine months ended September 30, 2004, a total of 873 units of limited partnership interest (“Units”) were redeemed at an average price of $394. As of September 30, 2004, there were 88,046 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, partners’ equity for the nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004 and 2003.

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($496,000 and $489,000 as of September 30, 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($74,000 and $59,000 as of September 30, 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $0 for the nine months ended September 30, 2004. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3 % of gross rental revenue (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $300,000 per year with reimbursements of certain expenses and consulting service fee; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee of up to 5%. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Consolidation

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable, other liabilities, construction costs payable, and lines of credit payable ($7,463,000 and $5,270,000 as of September 30, 2004 and December 31, 2003), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of September 30, 2004, and December 31, 2003 was approximately $9,499,000 and $10,218,000, respectively.

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

Concentration risk

One tenant represented 14% of rental income for the nine months ended September 30, 2004. No tenant represented more than 10% of rental income for the nine months ended September 30, 2003.

Reclassification

Certain prior year balances have been reclassified to confirm to the current year presentation.

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

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$6,246	$5,739
Land improvements	2,381	1,532
Buildings	32,627	33,150
Tenant improvements	8,160	18,746

	49,414	59,167
Less: accumulated depreciation	(12,744)	(23,314)

Total rental properties, net	$36,670	$35,853

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

During the nine months ended September 30, 2004, fully depreciated buildings and tenant improvements of $12,201 were removed from the balances of such accounts.

Construction in progress consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 6 acres and 1 acre of land with a cost basis of $678 and $507 at September 30, 2004 and December 31, 2003, respectively)	$2,080	769

Construction in progress increased primarily due to a new development project at Three Carnegie, and a pre-design 5-acre land parcel, known as Brier Business Center II, transferred from land held for development, offset by the conversion of two East Lake pads to land and land improvements upon their completion in March 2004. The project is a two-story office building expected to total 86,200 square feet. The estimated construction cost is approximately $6,100,000, which is estimated to be completed in June 2005. As of September 30, 2004, construction costs of $1,378,000 had been incurred. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to fund the construction costs (as discussed in Note 4 below).

Land held for development consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 4.5 acres and 10.5 acres at September 30, 2004 and December 31, 2003, respectively)	$870	$1,549

Land held for development decreased primarily due to a conversion of Three Carnegie and Brier Business Center II to construction in progress.

Note 4. NOTE PAYABLE AND LINES OF CREDIT

Note payable and lines of credit as of September 30, 2004 and December 31, 2003, were as follows (in thousands):

	2004	2003
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza buildings. The note, which matures June 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,408	$8,558

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

	2004	2003
Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II buildings with a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (5.5% as of September 30, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of March 5, 2005.	5,920	5,270
Line of credit with a total availability of $7.425 million secured by first deed of trust on Two Parkside buildings with a variable interest rate of “Prime Rate” (4.5% as of September 30, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	1,543	—

	$15,871	$13,828

On March 30, 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, with a maturity date of April 15, 2007, to provide the funding for the construction costs at Three Carnegie which are estimated to be approximately $6,100,000. As of September 30, 2004, construction costs of $1,378,000 had been incurred. The construction began in March 2004 and is estimated to be completed in June 2005.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within nine months of the maturity date of the note. The Partnership’s plan is to either sell the property or refinance the property with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

The annual maturities of the Partnership’s note payable and lines of credit subsequent to September 30, 2004, are as follows (in thousands):

2004	$53
2005	6,143
2006	8,132
2007	1,543

Total	$15,871

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

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the General Partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

Overview

The Partnership’s initial acquisition of property in September 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed eleven projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, three restaurants, and a retail space. The Partnership’s properties are more fully described below.

As of September 30, 2004, the Partnership owned eleven rental properties (“Tri-City Properties”), and approximately 10.5 acres of land (“Tri-City land”). Construction has commenced on a one-acre land parcel and approximately 5 acres land parcel are at a pre-design stage. The remaining 4.5 acres are currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

Tri-City Corporate Center

On September 3, 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City were acquired by Fund IV.

Tri-City Corporate Centre is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.3 million square feet of office space and an overall vacancy rate of approximately 11.51% as of September 30, 2004, according to research conducted by an independent broker.

Within the Tri-City Corporate Centre at September 30, 2004, the Partnership has 441,000 square feet of office space with a vacancy rate of 4%, 51,000 square feet of R & D space with a vacancy rate of 13%, and 55,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Nine story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Chuck E. Cheese	Restaurant	12,200
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100

These eleven properties total approximately 547,000 rentable square feet and offer a wide range of commercial, R & D, office and retail product to the market.

Occupancy rates at the Partnership’s Tri-City properties were as follows:

	September 30,
	2004	2003
One Carnegie Plaza	91%	97%
Two Carnegie Plaza	100%	100%
Carnegie Business Center II	87%	82%
Lakeside Tower	93%	95%
One Parkside	100%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Chuck E. Cheese	100%	100%
Two Parkside	100%	65%
Pat & Oscars	100%	—
Weighted average occupancy	96%	91%

As of September 30, 2004, tenants at Tri-City Corporate Centre occupying substantial portions of leased rental space included: (i) New York Life Insurance with a lease through December 2004; (ii) Paychex with a lease through July 2005; (iii) Computer Associates with a lease through November 2005; (iv) Chicago Title with a lease through February 2009; (v) First Franklin Financial with a lease through February 2009; (vi) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vii) Arrowhead Central Credit Union with two leases through September 2005 and 2010; (viii) Holiday Spa Health Club with a lease through December 2010; and (ix) Lewis, D’amato, Brisbois and Bisgaard, LLP with a lease through November 2012. These nine tenants, in the aggregate, occupy approximately 228,000 square feet of the 547,000 total rentable square feet at Tri-City and account for approximately 49% of the rental income generated at Tri-City for the Partnership.

New York Life insurance extended its lease at One Parkside to the end of 2004 at which time they will relocate to Vanderbilt Plaza – a new building developed by Fund IV- a partnership sponsored by the General Partner of the Partnership.

The 6% decrease in occupancy from September 30, 2003 to September 30, 2004 at One Carnegie Plaza was due to two tenants totaling 5,000 square feet moving out upon their lease expirations, and a tenant with 8,500 square feet who moved to Two Parkside, a new building completed by the Partnership in September 2003, offset by leasing 6,500 square feet to two new tenants and an existing tenant.

The 5% increase in occupancy from September 30, 2003 to September 30, 2004 at Carnegie Business Center II was due to leasing 2,400 square-feet space to a new tenant.

Two Parkside began lease-up in September 2003. The 35% increase in occupancy from September 30, 2003 to September 30, 2004 at Two Parkside is due to leasing the remaining 29,000 square feet to two new tenants in March and April 2004.

Pat & Oscars began occupancy in March 2004 with a ground lease of 15 years.

The Partnership’s Tri-City rental properties are owned by the Partnership subject to the following note and two lines of credit:

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II	Two Parkside
Outstanding balance	$8,408,000	$5,920,000	$1,543,000
Form of debt	Note	Line of credit	Line of credit
Annual interest rate	9.39%	5.5%	Prime rate	(4.5%)
Monthly payment	$83,142	Interest-only	Interest-only
Maturity date	6/1/06	3/5/05	4/15/07

The interest rate for the line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% as of September 30, 2004.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership’s plan is to either sell the property or refinance the property with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

Tri-City Land

As of September 30, 2004, the Partnership owned approximately 10.5 acres of land. Construction has commenced on a one-acre land parcel (discussed below). Approximately 5 acres land parcel, know as Brier Business Center II, are at a pre-design stage. The remaining 4.5 acres are currently undeveloped. The Partnership’s plan is to develop properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

A two-story office building of 86,200 square feet, known as Three Carnegie, is currently under construction. The estimated construction cost is approximately $6,100,000, which is estimated to be completed in June 2005. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to provide the funding for the construction costs.

Results of Operations

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Revenue

Rental income increased $1,575,000 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to an increase in rental income resulting from the completion of three new properties developed by the Partnership.

Operating Expenses

Operating expenses increased $401,000, or 15%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Depreciation and amortization increased $273,000, or 17%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $69,000, or 33%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to decreased capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period. The two East Lake pads were completed in March 2004.

General and administrative expenses increased $61,000, or 7%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

Non-operating income /expenses

Interest and other income decreased $21,000 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Chuck E. Cheese.

Interest expense increased $606,000, or 224%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to interest paid on the two lines of credit, offset by interest capitalized during construction at Three Carnegie and two East Lake pads.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Revenue

Rental income increased $548,000 for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to an increase in rental income resulting from the completion of three new properties developed by the Partnership.

Operating Expenses

Operating expenses increased $94,000, or 9%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003 primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Depreciation and amortization increased $77,000, or 13%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $20,000, or 36%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to decreased capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period. The two East Lake pads were completed in March 2004.

Non-operating income /expenses

Interest expense increased $221,000, or 219%, during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to interest paid on the two lines of credit, offset by interest capitalized during construction at two East Lake pads and Three Carnegie.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited consolidated financial statements and the notes thereto.

As of September 30, 2004, the Partnership had cash and cash equivalents of $1,891,000.

The Partnership’s liabilities at September 30, 2004, included a note payable and two lines of credit totaling approximately $15,871,000 secured by properties with an aggregate net book value of approximately $30,740,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of June 1, 2006. One line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (5.5% as of September 30, 2004 and December 31, 2003), and has a maturity date of March 5, 2005. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (4.5% and 4% as of September 30, 2004 and December 31, 2003, respectively), and has a maturity date of April 15, 2007.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of nine percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management believes that the Partnership’s cash balance at September 30, 2004, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000 to cover the construction costs at Three Carnegie, a two-story office building of 86,200 square feet (as discussed above). There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2004, the Partnership’s cash provided by operating activities totaled $2,193,000.

The $66,000 decrease in accounts receivable at September 30, 2004, compared to December 31, 2003, was primarily due to the collection of tenant rents.

The $479,000 increase in deferred costs at September 30, 2004, compared to December 31, 2003, was primarily due to lease commissions paid for Lakeside Tower, Pat & Oscars and One & Two Parkside.

The $193,000 increase in prepaid expenses and other assets at September 30, 2004, compared to December 31, 2003, was primarily due to an increase in tenant rents recognized on a straight line basis and increase in impound accounts and prepaid insurance.

The $485,000 increase in accounts payable and other liabilities at September 30, 2004, compared to December 31, 2003, was primarily due to accruals of property taxes and investor service expenses.

The $370,000 decrease in prepaid rent at September 30, 2004, compared to December 31, 2003, was due to October 2004 rents received in September 2004, offset by January 2004 rents received in December 2003.

Investing Activities

During the nine months ended September 30, 2004, the Partnership’s cash used for investing activities totaled $2,283,000, which consisted of $587,000 for land improvements at two East Lake pads, $201,000 for building improvements at One & Two Parkside, One & Two Carnegie Plaza and Carnegie Business Center II, $889,000 for tenant improvements at Lakeside Tower and One & Two Parkside, and $691,000 for construction costs at Three Carnegie, offset by the partial collection of $85,000 from a note related to tenant improvement.

Financing Activities

During the nine months ended September 30, 2004, the Partnership’s cash provided by financing activities totaled $845,000, which consisted of $2,193,000 of draws on the two lines of credit (as discussed above), offset by $150,000 in principal payments on the note payable, $141,000 in loan fees paid for the refinance of the line of credit, redeemed 873 limited partnership Units for $344,000, of which $65,000 was accrued at September 30, 2004 for final settlement in the fourth quarter of 2004, and $778,000 distributions to the Limited Partners.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2004	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$53	$223	$8,132	$—	$8,408	$9,499
Average interest rate	9.39%	9.39%	9.39%	—	9.39%
Secured Variable Rate-line of credit	$—	$5,920	$—	$—	$5,920	$5,920
Average interest rate	—%	5.5%	—%	—%	5.5%
Secured Variable Rate-line of credit	$—	$—	$—	$1,543	$1,543	$1,543
Average interest rate	—%	—%	—%	4.5%	4.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at September 30, 2004.

As of September 30, 2004, the Partnership had cash of $800,000 invested in interest-bearing money market account. This investment is subject to interest rate risk due to changes in interest rates. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

As of September 30, 2004, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.4	Property Management and Services Agreement dated July 30, 2004.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 15, 2004		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 15, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner