Form 10-K
period 2004-12-31
RANCON REALTY FUND V
filed 2005-03-31
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 38.

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

As of December 31, 2004, the Partnership owned eleven rental properties (“Tri-City Properties”), and approximately 10.5 acres of land (“Tri-City land”). Construction has commenced on a one-acre land parcel and approximately 5 acres of land is in a pre-design stage. The remaining 4.5 acres are currently undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

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

In 2003, a total of 1,998 Units were redeemed at an average price of $375. In 2004, a total of 1,509 Units were redeemed at an average price of $394. As of December 31, 2004, there were 87,410 Units outstanding.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2. Properties

Tri-City Corporate Centre

In 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City were acquired by Fund IV.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.4 million square feet of office space and an overall vacancy rate of approximately 11% as of December 31, 2004, according to research conducted by an independent broker.

Within the Tri-City as of December 31, 2004, the Partnership has 441,000 square feet of office space with a vacancy rate of 2%, 51,000 square feet of R & D space with a vacancy rate of 13% and 55,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Chuck E. Cheese	Restaurant	12,200
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100

These eleven properties total approximately 547,000 rentable square feet and offer a wide range of commercial, R & D, office and retail product to the market.

Occupancy rates for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2004, expressed as a percentage of the total net rentable square feet, were as follows:

	2004	2003	2002	2001	2000
One Carnegie Plaza	98%	100%	95%	78%	76%
Two Carnegie Plaza	100%	100%	97%	85%	78%
Carnegie Business Center II	87%	82%	91%	89%	72%
Lakeside Tower	95%	98%	93%	95%	95%
One Parkside	100%	100%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	N/A
Chuck E Cheese	100%	100%	N/A	N/A	N/A
Two Parkside	65%	65%	N/A	N/A	N/A
Pat & Oscars	100%	N/A	N/A	N/A	N/A

Weighted average occupancy	97%	93%	95%	90%	87%

In 2004, management renewed 17 leases, totaling 116,869 square feet and executed 11 new leases totaling 32,613 square feet of space. In 2005, 16 leases, totaling 86,476 square feet, are due to expire. Of these, management has renewed 10 leases totaling 59,009 square feet, while 5 tenants occupying 10,744 square feet have indicated that they will vacate upon expiration of their leases. The remaining one tenant occupying 16,723 square feet of space has not yet indicated whether it plans to renew its lease or vacate the premises. Management is actively marketing the space.

The annual effective rents per square foot for each of the five years ended December 31, 2004 were as follows:

	2004	2003	2002	2001	2000
One Carnegie Plaza	$17.27	$16.65	$15.11	$15.46	$15.90
Two Carnegie Plaza	$17.42	$16.61	$16.15	$15.79	$15.90
Carnegie Business Center II	$11.70	$11.46	$11.20	$11.27	$10.83
Lakeside Tower	$22.20	$22.00	$20.56	$20.09	$19.07
One Parkside	$20.58	$20.13	$19.92	$19.22	$21.04
Bally’s Health Club	$11.33	$11.33	$11.33	$11.33	$9.85
Outback Steakhouse	$15.23	$15.23	$15.23	$15.23	$13.85
Palm Court Retail # 3	$22.98	$22.98	$22.98	$22.98	N/A
Chuck E. Cheese	$10.66	$10.66	N/A	N/A	N/A
Two Parkside	$22.98	$22.20	N/A	N/A	N/A
Pat & Oscars	$17.65	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants that occupied a significant portion of the net rentable square footage as of December 31, 2004:

Tenant	(i) New York Life Insurance	(ii) Paychex	(iii) Computer Associates	(iv) Chicago Title	(v) First Franklin Financial	(vi) Gresham, Savage, Nolan&Tilden
Building	One Parkside	One Carnegie Plaza	One Carnegie Plaza	One Parkside	Two Parkside	Two Parkside

Nature of Business	Insurance	Payroll Service	Software	Real Estate Services	Mortgage	Law Firm

Lease Term	M to M	5 yrs	5 yrs	3 yrs & 5 yrs	5 yrs	5 yrs

Expiration Date	1/31/05	7/31/05	11/30/05	5/31/07 & 2/28/09	2/28/09	3/31/2009

Square Feet	21,031	22,180	16,723	16,627& 16,316	14,422	14,579

(% of rentable total)	4%	4%	3%	6%	3%	3%

Rent	$33,000 per month	$386,000 per year	$282,000 per year	$714,000 per year	$338,000 per year	$341,000 per year

Future Rent Increases	n/a	n/a	n/a	CPI annually	3% annually	3% annually

Renewal Options	n/a	One 3-yr. option	Two 3-yr. options	Two 5-yr. options	One 3-yr. option	One 5-yr. option

continued

Tenant	(vii) Arrowhead Central Credit Union	(viii) Holiday Spa Health Club	(ix) Lewis, D’Amato, Brisbois
Building	One Carnegie Plaza & Two Parkside	Bally’s Health Club	Lakeside Tower

Nature of Business	Credit Union	Health Club	Law Firm

Lease Term	3 yrs & 7 yrs	14 yrs	10 yrs

Expiration Date	9/30/2005 & 9/30/2010	12/31/10	12/31/12

Square Feet	10,124 & 53,003	25,000	19,778

(% of rentable total)	12%	5%	4%

Rent	$163,000 & $1,206,000 per year	$283,000 per year	$416,000 per year

Future Rent Increases	3% Annually	15% in 2006	3% annually

Renewal Options	Three 1-yr. & Two 2-yr. options	Three 5-yr. options	Two 4-yr. options

On February 1, 2005, New York Life Insurance relocated to Vanderbilt Plaza, a new building developed by Fund IV.

Paychex has extended their lease for one year.

Computer Associates has not yet exercised their lease renewal option. Management is aggressively working with the tenant to renew their lease prior to its expiration.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and lines of credit:

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II	Two Parkside
Outstanding balance	$8,355,000	$5,920,000	$3,190,000

Form of debt	Note	Line of credit	Line of credit

Annual interest rate	9.39%	6%	Prime rate (5.25%)

Monthly payment	$83,142	Interest-only	Interest-only

Maturity date	6/1/06	3/5/05	4/15/07

The interest rate for the line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of “Prime Rate” plus 0.75%. This line of credit had a maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to either extend the term of the existing line of credit or to refinance the properties with a lower interest rate loan to replace the line of credit after the 90-day extension.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership’s plan is to either sell the properties or refinance with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

Tri-City Land

As of December 31, 2004, the Partnership owned approximately 10.5 acres of land. Construction has commenced on a one-acre land parcel (discussed below). Approximately 5-acres of land, known as Brier Corporate Center, is in a pre-design stage. The remaining 4.5 acres are currently undeveloped. The Partnership’s plan is to develop properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

A two-story office building of 86,200 square feet, known as Three Carnegie, is currently under construction. The estimated construction cost is approximately $6,400,000, which is estimated to be completed in June 2005. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to provide the funding for the construction costs.

Item 3. Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units issued by the Partnership.

Holders

As of December 31, 2004, there were 9,357 holders of Partnership Units.

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after redemption of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 1 percent to the General Partner and 99 percent to the Limited Partners until the Limited Partners have received a 12 percent return on their unreturned capital contributions including prior distributions of Cash From Operations; plus their Limited Incremental Preferred Return for the twelve month period following the purchase date of each Unit and following admission as a Limited Partner; (iii) third, 99 percent to the General Partner and 1 percent to the Limited Partners until the General Partner has received an amount equal to 20 percent of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partner under clauses (ii) and (iii); and (iv) fourth, the balance 20 percent to the General Partner and 80 percent to the Limited Partners. A more detailed statement of the distribution policies is set forth in the Partnership Agreement.

In 2004, the Partnership distributed from operations $1,555,000 to the Limited Partners and accrued distributions of $172,000 for the General Partner.

In 2003, the Partnership distributed from operations $1,353,000 and $151,000 to the Limited Partners and General Partner, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2004 (in thousands, except per Unit data):

	2004	2003	2002	2001	2000
Rental income	$10,255	$8,452	$7,349	$7,248	$7,199
Gain on sale of real estate	$—	$—	$—	$2,663	$3,612
Net income	$800	$608	$93	$2,715	$4,154
Net income allocable to Limited Partners	$720	$547	$84	$2,577	$3,919
Net income per Unit	$8.16	$6.08	$0.90	$27.37	$40.67
Total assets	$45,694	$42,648	$39,625	$40,997	$44,105
Long-term obligations	$17,465	$13,828	$8,742	$8,910	$13,110
Cash distributions per Unit	$17.67	$15.18	$13.20	$11.50	$10.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto as listed in Item 15 of Part IV.

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenue

Rental income increased $1,803,000, or 21%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to the increases in occupancy at Two Parkside.

Occupancy rates at the Partnership’s Tri-City properties for each of the five years ended December 31, 2004 were as follows:

	2004	2003	2002	2001	2000
One Carnegie Plaza	98%	100%	95%	78%	76%
Two Carnegie Plaza	100%	100%	96%	85%	78%
Carnegie Business Center II	87%	82%	91%	89%	72%
Lakeside Tower	95%	98%	93%	95%	95%
One Parkside	97%	100%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	N/A
Chuck E. Cheese	100%	100%	N/A	N/A	N/A
Two Parkside	100%	65%	N/A	N/A	N/A
Pat & Oscars	100%	N/A	N/A	N/A	N/A

Weighted average occupancy	97%	93%	95%	90%	86%

As of December 31, 2004, tenants at Tri-City occupying substantial portions of leased rental space included: (i) New York Life Insurance with a lease through January 31, 2005 (see below for detail); (ii) Paychex with a lease through July 2005; (iii) Computer Associates with a lease through November 2005; (iv) Chicago Title with leases through May 2007 and February 2009; (v) First Franklin Financial with a lease through February 2009; (vi) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vii) Arrowhead Central Credit Union with two leases through September 2005 and September 2010; (viii) Holiday Spa Health Club with a lease through December 2010; and (ix) Lewis, D’amato, Brisbois and Bisgaard, LLP with a lease through December 2012. These nine tenants, in the aggregate, occupy approximately 230, 000 square feet of the 547,000 total rentable square feet at Tri-City and account for approximately 45% of the rental income generated at Tri-City for the Partnership as of December 31, 2004.

On February 1, 2005, New York Life Insurance relocated to Vanderbilt Plaza, a new building developed by Fund IV.

The 5% increase in occupancy from December 31, 2003 to December 31, 2004 at Carnegie Business Center II was due to leasing 2,400 square feet to a new tenant.

Two Parkside began lease-up in September 2003. The 35% increase in occupancy from December 31, 2003 to December 31, 2004 at Two Parkside is due to leasing the remaining 29,000 square feet to two new tenants in March and April 2004.

Pat & Oscars began occupancy in March 2004 with a ground lease of 15 years.

Expenses

Property operating increased $603,000, or 16%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to the additional operating costs associated with the completion of three new properties developed by the Partnership.

Depreciation and amortization expense increased $292,000, or 13%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $84,000, or 30%, for year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to decreased capitalization of property taxes and insurance at two East Lake pads and Three Carnegie during the construction period. The two East Lake pads were completed in March 2004.

Non-operating income /expenses

Interest and other income for the year ended December 31, 2004 decreased $30,000 from the year ended December 31, 2003, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside.

Interest expense increased $688,000, or 135%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to interest paid on increased borrowings from the two lines of credit, offset by interest capitalized during construction at Three Carnegie and two East Lake pads. The two East Lake pads were completed in March 2004.

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

Occupancy rates at the Partnership’s Tri-City properties for each of the five years ended December 31, 2003 were as follows:

	2003	2002	2001	2000	1999
One Carnegie Plaza	100%	95%	78%	76%	64%
Two Carnegie Plaza	100%	96%	85%	78%	85%
Carnegie Business Center II	82%	91%	89%	72%	78%
Lakeside Tower	98%	93%	95%	95%	95%
One Parkside	100%	100%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	N/A	N/A
Chuck E. Cheese	100%	N/A	N/A	N/A	N/A
Two Parkside	65%	N/A	N/A	N/A	N/A

Weighted average occupancy	93%	95%	90%	86%	85%

As of December 31, 2003, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Chicago Title with a lease through February 2004; (ii) New York Life Insurance with a lease through May 2004; (iii) Paychex with a lease through July 2004; (iv) Computer Associates with a lease through November 2005; (v) Holiday Spa Health Club with a lease through December 2010; (vi) Lewis, D’Amato & Brisbois et al with a lease through December 2012; and (vii) Arrowhead Central Credit Union with two leases through September 2004 and 2010. These seven tenants, in the aggregate, occupied approximately 199,000 square feet of the 542,000 total rentable square feet at Tri-City and accounted for approximately 42% of the rental income generated at Tri-City for the Partnership as of December 31, 2003.

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

Construction of the core and shell for Two Parkside, a Class A three-story building was completed in June 2003, and costs were transferred from construction in progress to land, land improvements and building. On September 26, 2003, an anchor tenant moved into two floors totaling 53,003 rentable square feet. Two other tenants executed leases which brought this building to 100% occupancy by April 2004. One of these two tenants leased 14,422 square feet for March 2004 occupancy, and the other leased 14,491 square feet for April 2004 occupancy.

Expenses

Property operating increased $350,000, or 11%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to increases in occupancy at One Carnegie Plaza, Two Carnegie Plaza, Chuck E. Cheese and Two Parkside, as well as an increase in utility and janitorial costs.

Depreciation and amortization expense increased $510,000, or 28%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to depreciation of the new building, land improvements and tenant improvements.

Expenses associated with undeveloped land decreased $104,000, or 27%, for year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to capitalization of property taxes and insurance at Two Parkside and Harriman Plaza during the construction period.

Non-operating income /expenses

Interest and other income for the year ended December 31, 2003 decreased $150,000 from the year ended December 31, 2002, primarily due to a lower invested cash balance resulting from payment of the construction costs at Two Parkside and Harriman Plaza.

Interest expense decreased $349,000, or 41%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to interest capitalized during construction at Two Parkside and Harriman Plaza, offset by interest on a new line of credit.

Liquidity and Capital Resources

As of December 31, 2004, the Partnership had cash and cash equivalents of $967,000.

The Partnership’s liabilities at December 31, 2004, included a note payable and two lines of credit totaling approximately $17,465,000, secured by properties with an aggregate net book value of approximately $30,374,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of June 1, 2006. One line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (6% and 5.5% as of December 31, 2004 and 2003, respectively), and had a maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to either extend the term of the existing line of credit or to refinance the properties with a lower interest rate loan to replace this line of credit after the 90-day extension. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (5.25% and 4% as of December 31, 2004 and 2003, respectively), and has a maturity date of April 15, 2007.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2004 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the

Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of nine percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the lines of credit, proceeds from property sales, interest income on certificates of deposit and other deposits of funds invested temporarily. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management expects that the Partnership’s cash balance at December 31, 2004, together with cash from operations and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000 to cover the construction costs at Three Carnegie, a two-story office building of 86,200 square feet (as discussed above). There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2004, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$223	$8,132	$—	$—	$8,355
Secured bank line of credit	5,920	3,190	—	—	9,110
Interest on indebtedness (1)	1,005	661	—	—	1,666
Construction contract commitment(2)	2,929	—	—	—	2,929

Total	$10,077	$11,983	$—	$—	$22,060

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2004.
(2)	In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building with a total of 86,200 square feet, known as Three Carnegie. The project is estimated to be completed in June 2005.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the year ended December 31, 2004, the Partnership’s cash provided by operating activities totaled $2,678,000.

The $600,000 increase in deferred costs during 2004 was primarily due to lease commissions paid for Lakeside Tower, Pat & Oscars and One & Two Parkside.

The $116,000 increase in prepaid expenses and other assets during 2004 was primarily due to an increase in tenant rents recognized on a straight line basis and prepaid insurance, offset by a decrease in impound accounts resulting from property tax payments.

The $214,000 increase in accounts payable and other liabilities during 2004 was primarily due to accruals for interest expense and supplementary property taxes for Two Parkside.

The $403,000 decrease in prepaid rent during 2004 was due to January 2004 rents received in December 2003, offset by January 2005 rents received in December 2004.

Investing Activities

During the year ended December 31, 2004, the Partnership’s cash used for investing activities totaled $4,193,000, which consisted of $579,000 for land improvements at two East Lake pads, $213,000 for building improvements at One & Two Parkside, One & Two Carnegie Plaza and Carnegie Business Center II, $1,039,000 for tenant improvements at Lakeside Tower, One & Two Parkside and One Carnegie Plaza, and $2,472,000 for construction costs at Three Carnegie, offset by the partial collection of $110,000 from a note receivable related to tenant improvements.

Financing Activities

During the year ended December 31, 2004, the Partnership’s cash provided by financing activities totaled $1,346,000, which consisted of $3,840,000 of draws on the two lines of credit (as discussed above), offset by $203,000 in principal payments on the note payable, $141,000 in loan fees paid for the refinance of the line of credit, $1,555,000 of distributions to the Limited Partners, and $595,000 paid to redeem limited partnership Units, of which $46,000 was accrued at December 31, 2004 for final settlement in the first quarter of 2005.

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

Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Partnership anticipates that the adoption of SFAS No. 123 revised 2004 will have no impact on its financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Partnership anticipates that the adoption of SFAS No. 153 will not have a material impact on its financial position, net earnings or cash flows.

In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 on January 1, 2005, had no impact on the Partnership’s financial position, net earnings or cash flows.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s intention to develop one or more properties to generate more operating income;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not in the future have a material adverse effect on the Partnership’s cash flow or results of operations;

•	The Partnership’s expectation that cash, cash equivalents and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s anticipation that the adoption of SFAS No. 123 revised 2004 will not have an impact on the Partnership’s financial position, net earnings or cash flow;

•	The Partnership’s anticipation that the adoption of SFAS No. 153 will not have a material impact on the Partnership’s financial position, net earnings or cash flow; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation;

•	failure of market conditions and occupancy levels to continue to improve in certain geographic areas;

•	reduced demand for rental space;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	failure to obtain anticipated outside financing;

•	market fluctuations in rental rates, concessions and occupancy;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	the adoption of SFAS No. 123 revised 2004 has an unanticipated, negative impact on the Partnership’s financial position;

•	an interpretation of fair value differing from the Partnership’s prevails in the application of SFAS No. 153; and

•	the unpredictability of changes in accounting rules.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update or supplement any forward looking-statement.

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

We May Suffer Adverse Consequences If Our Revenues Decline Since Our Operating Costs Do Not Necessarily Decline In Proportion To Our Revenue

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to our partners.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio. The Partnership does not own any derivative instruments.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$223	$8,132	$—	$8,355	$9,259
Average interest rate	9.39%	9.39%	—%	9.39%

Secured Variable Rate Debt	$5,920	$—	$—	$5,920	$5,920
Average interest rate	6%	—%	—%	6%

Secured Variable Rate Debt	$—	$—	$3,190	$3,190	$3,190
Average interest rate	—%	—%	5.25%	5.25%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at December 31, 2004.

As of December 31, 2004, the Partnership had no investments in interest-bearing certificates of deposit.

Item 8. Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and procedures

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

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner or General Partner upon the removal, redemption, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2004, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed $71,000 and $67,500 in 2004 and 2003, respectively for professional services rendered by the principal accountant in connection with the audit of the annual financial statements included on Form 10-K and review of the quarterly financial statements included on Form 10-Q.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Partners’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.2 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003) is incorporated herein by reference.

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California Limited Partnership

	By		Rancon Financial Corporation
a California corporation
its General Partner

Date: March 31, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 31, 2005	By:		/s/ Daniel L. Stephenson
Daniel L. Stephenson,
Its General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND V, A California Limited Partnership:

We have audited the accompanying consolidated balance sheets of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related information in the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except unit amounts)

	2004	2003
Assets
Investments in real estate:
Rental properties	$49,566	$59,167
Accumulated depreciation	(13,330)	(23,314)

Rental properties, net	36,236	35,853

Construction in progress	4,099	769
Land held for development	870	1,549

Total real estate investments	41,205	38,171

Cash and cash equivalents	967	1,136
Note and accounts receivable	832	951
Deferred costs, net of accumulated amortization of $1,123 and $3,328 at December 31, 2004 and 2003, respectively	1,689	1,505
Prepaid expenses and other assets	1,001	885

Total assets	$45,694	$42,648

Liabilities and Partners’ Equity
Liabilities:
Note payable and lines of credit	$17,465	$13,828
Accounts payable and other liabilities	774	388
Construction costs payable	1,022	74
Prepaid rent	115	518

Total liabilities	19,376	14,808

Commitments and contingent liabilities (Note 5)

Partners’ equity:
General Partner	(557)	(465)
Limited partners, 87,410 and 88,919 limited partnership units outstanding at December 31, 2004 and 2003, respectively	26,875	28,305

Total partners’ equity	26,318	27,840

Total liabilities and partners’ equity	$45,694	$42,648

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per unit amounts and units outstanding)

	2004	2003	2002
Operating Revenue – Rental income	$10,255	$8,452	$7,349

Operating Expenses
Property operating	4,284	3,681	3,331
Depreciation and amortization	2,620	2,328	1,818
Expenses associated with undeveloped land	192	276	380
General and administrative	1,242	1,160	1,129

Total operating expenses	8,338	7,445	6,658

Operating income	1,917	1,007	691

Interest and other income	80	110	260
Interest expense	(1,197)	(509)	(858)

Net income	$800	$608	$93

Basic and diluted net income per limited partnership unit	$8.16	$6.08	$0.90

Weighted average number of limited partnership units outstanding during each year	88,258	89.969	93,231

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2001	$(248)	$32,056	$31,808
Redemption of limited partnership units	—	(1,052)	(1,052)
Net income	9	84	93
Distributions ($13.20 per limited partnership unit)	(136)	(1,228)	(1,364)

Balance (deficit) at December 31, 2002	(375)	29,860	29,485
Redemption of limited partnership units	—	(749)	(749)
Net income	61	547	608
Distributions ($15.18 per limited partnership unit)	(151)	(1,353)	(1,504)

Balance (deficit) at December 31, 2003	(465)	28,305	27,840
Redemption of limited partnership units	—	(595)	(595)
Net income	80	720	800
Distributions ($17.67 per limited partnership unit)	(172)	(1,555)	(1,727)

Balance (deficit) at December 31, 2004	$(557)	$26,875	$26,318

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$800	$608	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,620	2,328	1,818
Amortization of loan fees, included in interest expense	154	60	30
Changes in certain assets and liabilities:
Accounts receivable	9	222	(242)
Deferred costs	(600)	(819)	(411)
Prepaid expenses and other assets	(116)	(119)	15
Accounts payable and other liabilities	214	18	91
Prepaid rent	(403)	518	—

Net cash provided by operating activities	2,678	2,816	1,394

Cash flows from investing activities:
Additions to real estate investments	(4,303)	(8,077)	(3,766)
Payments received from tenant improvement note receivable	110	115	120

Net cash used for investing activities	(4,193)	(7,962)	(3,646)

Cash flows from financing activities:

Lines of credit draws	3,840	5,270	—
Principal payments on notes payable	(203)	(184)	(168)
Loan fees for line of credit	(141)	(139)	—
Distributions to general and limited partners	(1,555)	(1,504)	(1,364)
Redemption of limited partnership units	(595)	(749)	(1,052)

Net cash provided by (used for) financing activities	1,346	2,694	(2,584)

Net decrease in cash and cash equivalents	(169)	(2,452)	(4,836)

Cash and cash equivalents at beginning of year	1,136	3,588	8,424

Cash and cash equivalents at end of year	$967	$1,136	$3,588

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,161	$896	$829

Interest capitalized	$118	$472	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$12,201	$—	$—

Adjustment of balance sheet for fully amortized deferred costs	$172	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

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

In 2003, a total of 1,998 Units were redeemed at an average price of $375. In 2004, a total of 1,509 Units were redeemed at an average price of $394. As of December 31, 2004, there were 87,410 Units outstanding.

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

December 31, 2004, and 2003 and 2002

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

The Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($661,000, $652,000 and $643,000 in 2004, 2003 and 2002, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($73,000 and $59,000 in 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. The General Partner has assigned any distributions it receives to Glenborough. Such distributions were $172,000, $151,000 and $136,000 in 2004, 2003 and 2002, respectively. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsors for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3 % of gross rental revenue; (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $300,000 per year with reimbursements of certain expenses and consulting service fees; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents a savings of $361,000 for the asset and Partnership services fee in 2005 and 2006, respectively, compared to the asset and Partnership services fee paid in 2004; as well as a reduction of 2% in the management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles. They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2004, and 2003 and 2002

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

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties.

Interest and property taxes related to property constructed by the Partnership are capitalized during the period of construction.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable, lines of credit payable ($9,110,000 and $5,270,000 as of December 31, 2004 and December 31, 2003), accounts payable and other liabilities, and construction costs payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of December 31, 2004, and December 31, 2003 was approximately $9,259,000 and $10,218,000, respectively.

Deferred Costs

Deferred loan fees are amortized on a straight-line basis over the life of the related loan, which approximates the interest method, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

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

Concentration risk

One tenant represented 12% of total rentable square feet and 15% of rental income as of December 31, 2004. No one tenant represented more than 10% of rentable square feet and rental income for the years ended December 31, 2003 and 2002.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the consolidated financial statements of the Partnership since the Partnership has not entered into any arrangements that are VIEs.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Land	$6,246	$5,739
Land improvements	2,372	1,532
Buildings	32,627	33,150
Tenant improvements	8,321	18,746

	49,566	59,167
Less: accumulated depreciation	(13,330)	(23,314)

Total rental properties, net	$36,236	$35,853

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

The Partnership’s rental properties include five office and six retail projects, aggregating approximately 547,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

Land and land improvements increased primarily due to the conversion of two East Lake pads from construction in progress. The two East Lake pads were completed in March 2004. In March 2004, a new tenant on one of the sites commenced a 15-year ground lease. Currently, management is aggressively marketing the remaining site which is on a build-to-suit basis as tenants become available.

In 2004, fully depreciated buildings and tenant improvements of $12,201 were removed from the balances of such accounts.

Construction in progress consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 6 acres and 1 acre of land with a cost basis of $678 and $507 in 2004 and 2003, respectively)	$4,099	769

Construction in progress increased primarily due to a new development project at Three Carnegie, and a pre-design 5-acre land parcel, known as Brier Corporate Center, transferred from land held for development, offset by the conversion of two East Lake pads to land and land improvements upon their completion in March 2004. In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at Three Carnegie with a total of 86,200 square feet. The project is estimated to be completed in June 2005. In 2004, construction and other costs of $3,808,000 had been incurred. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to fund the construction costs (as discussed in Note 4 below).

Land held for development consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Tri-City Corporate Centre, San Bernardino, CA (approximately 4.5 acres and 10.5 acres at in 2004 and 2003, respectively)	$870	$1,549

Land held for development decreased primarily due to the conversion of Three Carnegie and Brier Corporate Center to construction in progress.

Note 4. NOTE PAYABLE AND LINES OF CREDIT

Note payable and lines of credits as of December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza buildings. The note, which matures June 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,355	$8,558

Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II buildings with a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (6% and 5.5% as of December 31, 2004 and December 31, 2003, respectively), monthly interest-only payments, and a maturity date of June 5, 2005.	5,920	5,270

Line of credit with a total availability of $7.425 million secured by first deed of trust on Two Parkside buildings with a variable interest rate of “Prime Rate” (5.25% as of December 31, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	3,190	—

	$17,465	$13,828

The interest rate for the line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

Prime Rate” plus 0.75%. The line of credit had a maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to either extend the term of the existing line of credit or to refinance the properties with a lower interest rate loan to replace the line of credit after the 90-day extension.

On March 30, 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, with a maturity date of April 15, 2007, to provide the funding for the construction costs at Three Carnegie which are estimated to be approximately $6,400,000. As of December 31, 2004, construction costs of $3,808,000 had been incurred. The construction began in March 2004 and is estimated to be completed in June 2005.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within nine months of the maturity date of the note. The Partnership’s plan is to either sell the properties or refinance with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

The annual maturities on the Partnership’s note payable and lines of credit as of December 31, 2004, are as follows (in thousands):

2005	$6,143
2006	8,132
2007	3,190

Total	$17,465

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2003; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2004, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of six percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$9,005
2006	7,745
2007	6,353
2008	5,176
2009	3,815
Thereafter	5,699

Total	$37,793

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $662,000, $723,000 and $354,000 for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts are included as rental income in the accompanying consolidated statements of operations.

Note 7. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2004, 2003 and 2002, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2004	2003	2002
Net income as reported in the accompanying consolidated financial statements	$800	$608	$93
Financial reporting depreciation in excess of tax reporting depreciation*	723	770	371
Property taxes capitalized for tax reporting in excess of financial reporting*	129	143	220
Expenses of undeveloped land capitalized for tax	—	—	380
Operating expenses reported in a different period for financial reporting than for income tax reporting, net	(116)	30	(422)

Net income for federal income tax purposes*	$1,536	$1,551	$642

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Partners’ equity as reported in the accompanying financial statements	$26,318	$27,840
Cumulative provision for impairment of investments in real estate	4,259	11,665
Financial reporting depreciation in excess of tax reporting depreciation*	(4,653)	9,577
Tax basis investment in Partnership*	13,874	13,931
Tax basis adjustment from partner redemption*	(1,642)	(1,642)
Net difference in capitalized costs of development*	10,571	4,730
Syndication costs*	(1,987)	(1,987)
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	5,639	(9,520)

Partners’ capital for federal income tax purposes*	$52,379	$54,594

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, and 2003 and 2002

Note 8. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Operating Revenue – Rental income	$2,562	$2,418	$2,607	$2,668

Operating Expenses
Property operating	973	1,011	1,149	1,151
Depreciation and amortization	634	637	664	685
Expenses associated with undeveloped land	47	61	35	49
General and administrative	302	316	309	315

Total operating expenses	1,956	2,025	2,157	2,200

Operating income	606	393	450	468

Interest and other income	22	22	22	14
Interest expense	(249)	(306)	(322)	(320)

Net income	$379	$109	$150	$162

Basic and diluted net income per limited partnership unit	$3.85	$1.11	$1.53	$1.67

Weighted average number of limited partnership units outstanding during each period	88,751	88,471	88,217	87,592

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Operating Revenue – Rental income	$1,929	$2,024	$2,059	$2,440

Operating Expenses
Property operating	833	844	1,055	949
Depreciation and amortization	524	551	587	666
Expenses associated with undeveloped land	78	79	55	64
General and administrative	278	288	300	294

Total operating expenses	1,713	1,762	1,997	1,973

Operating income	216	262	62	467

Interest and other income	38	25	24	23
Interest expense	(90)	(80)	(101)	(238)

Net income (loss)	$164	$207	$(15)	$252

Basic and diluted net income per limited partnership unit:	$1.63	$2.06	$(0.14)	$2.53

Weighted average number of limited partnership units outstanding during each period	90,743	90,348	89,676	89,108

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2004
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A)Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office Complexes
San Bernardino County, CA:
One Carnegie Plaza	$ (C	)	$1,583	$—	$8,998	$—	$1,583	$8,998	$10,581	$3,494	8/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(B	)	873	—	4,840	—	873	4,840	5,713	2,087	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II	(C	)	544	—	2,792	—	544	2,792	3,336	1,106	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	9,313	—	834	9,313	10,147	3,605	3/88	6/03/85	3-40 yrs.
One Parkside	(B	)	529	—	5,481	—	529	5,481	6,010	1,484	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Health Club	—		786	—	1,942	—	786	1,942	2,728	499	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	—		—	—	835	—	161	674	835	132	1/96
Palm Court Retail #3	—		249	—	1,031	—	249	1,031	1,280	257	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	—		330	—	9,291	—	1,319	8,302	9,621	567	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Chuck E Cheese	—		407	—	544	—	951	—	951	54	9/02	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		(160)	—	—	—	(160)	—	(160)	—
Pat & Oscar’s	—		341	—	555	—	896	—	896	29	11/03	6/03/85	15-40 yrs.
East Lake pad	—		166	—	285	—	451	—	451	16	11/03

	17,465		6,446	—	43,120	—	8,618	40,948	49,566	13,330

Construction in progress:
San Bernardino County, CA:
6 acres - Tri-City			1,132	—	3,423		4,555		4,555
Less: Provision for impairment of investment in real estate	—		—	—	(456)	—	(456)	—	(456)	—	11/03	6/03/85	N/A

	—		1,132	—	2,967	—	4,099	—	4,099	—

Land Held for Development:
San Bernardino County, CA:
4.5 acres - Tri-City	—		1,690	—	—	—	1,690	—	1,690	—	N/A	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,690	—	(820)	—	870	—	870	—

TOTAL	$17,465		$9,268	$—	$45,267	$—	$13,587	$40,948	$54,535	$13,330

(A)	The aggregate cost of land and buildings for federal income tax purposes is $83,384 (unaudited).
(B)	Two Carnegie Plaza, Lakeside Tower and One Parkside are collateral for debt in the aggregate amount of $8,355.
(C)	One Carnegie Plaza and Carnegie Business Center II are collateral for a line of credit in the aggregate amount of $5,920.
(D)	Two Parkside is collateral for a line of credit in the aggregate amount of $3,190.

(continued)

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Investments in real estate:

Balance at beginning of year	$61,485	$54,362	$49,568

Additions during year	5,251	7,123	4,794
Write-off of fully depreciated rental property	(12,201)	—	—

Balance at end of year	$54,535	$61,485	$54,362

Accumulated Depreciation:

Balance at beginning of year	$23,314	$21,306	$19,773
Additions charged to expense	2,217	2,008	1,533
Write-off of fully depreciated rental property	(12,201)	—	—

	$13,330	$23,314	$21,306

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.