Form 10-Q
period 2005-03-31
RANCON REALTY FUND V
filed 2005-05-16
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Total number of units outstanding as of May 16, 2005: 86,978

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Investments in real estate:
Rental properties	$48,654	$49,566
Accumulated depreciation	(13,854)	(13,330)

Rental properties, net	34,800	36,236

Construction in progress	8,172	4,099
Land held for development	884	870

Total investments in real estate	43,856	41,205

Cash and cash equivalents	2,531	967
Accounts receivable	790	832
Deferred costs, net of accumulated amortization of $1,245 and $1,123 at March 31, 2005 and December 31, 2004, respectively	1,636	1,689
Prepaid expenses and other assets	1,099	1,001

Total assets	$49,912	$45,694

Liabilities and Partners’ equity
Liabilities:
Note payable and lines of credit	$19,437	$17,465
Accounts payable and other liabilities	874	774
Construction costs payable	1,686	1,022
Prepaid rent	176	115

Total liabilities	22,173	19,376

Commitments and contingent liabilities (Note 5)

Partners’ equity:
General Partner	(458)	(557)
Limited Partners 87,070 and 87,410 limited partnership units outstanding at March 31, 2005 and December 31, 2004, respectively	28,197	26,875

Total partners’ equity	27,739	26,318

Total liabilities and partners’ equity	$49,912	$45,694

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue	$2,541	$2,514

Expenses
Operating	974	959
Depreciation and amortization	682	622
Expenses associated with undeveloped land	43	47
General and administrative	215	302

Total operating expenses	1,914	1,930

Operating income	627	584

Interest and other income	17	22
Interest expense	289	249

Income from continuing operations	355	357

Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	1,232	22

Net income	$1,587	$379

Basic and diluted net income per limited partnership unit	$17.07	$3.84

Weighted average number of limited partnership units outstanding during each period	87,147	88,751

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2005

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$(557)	$26,875	$26,318

Redemption of limited partnership units	—	(166)	(166)

Net income	99	1,488	1,587

Balance at March 31, 2005	$(458)	$28,197	$27,739

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,587	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(1,202)	—
Depreciation and amortization	686	634
Amortization of loan fees, included in interest expense	20	30
Changes in certain assets and liabilities:
Accounts receivable	16	(39)
Deferred costs	(145)	(289)
Prepaid expenses and other assets	(121)	(120)
Accounts payable and other liabilities	70	105
Prepaid rent	61	(256)

Net cash provided by operating activities	972	444

Cash flows from investing activities:
Net proceeds from sale of rental property	2,032	—
Additions to real estate	(3,302)	(1,280)
Payments received from tenant improvement note receivable	26	21

Net cash used for operating activities	(1,244)	(1,259)

Cash flows from financing activities:
Line of credit draws	2,026	—
Note payable principal payments	(54)	(49)
Redemption of limited partnership units	(136)	(122)

Net cash provided by (used for) financing activities	1,836	(171)

Net increase (decrease) in cash and cash equivalents	1,564	(986)

Cash and cash equivalents at beginning of period	967	1,136

Cash and cash equivalents at end of period	$2,531	$150

Supplemental disclosure of cash flow information:
Cash paid for interest	$352	$276

Interest capitalized	$83	$57

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the Sponsor or the General Partner. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended March 31, 2005, a total of 340 units of limited partnership interest (“Units”) were redeemed at an average price of $488. As of March 31, 2005, there were 87,070 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2005 and December 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2005 and 2004, partners’ equity for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005 and 2004.

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

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interest of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations, improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($165,000 in the first quarter of 2004); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough performed certain duties for the General Partner of the Rancon Partnerships. The General Partner assigned any distributions it receives to Glenborough. Such distributions were $0 in the first quarter of 2004. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsors for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($18,000 in the first quarter of 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($73,000 in the first quarter of 2005); (vi) a sales fee of 2% for improved properties ($43,000 in the first quarter of 2005) and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee equal to 5% of the hard costs of the development project ($192,000 in the first quarter of 2005), excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents a reduction of $361,000 for the asset and Partnership management fee in 2005 and 2006, respectively, compared to the asset and Partnership services fee paid in 2004; as well as a reduction of 2% in the management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of certain wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable, lines of credit payable ($11,136,000 and $9,110,000 as of March 31, 2005 and December 31, 2004, respectively), accounts payable and other liabilities, and construction costs payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured note payable as of March 31, 2005, and December 31, 2004 was approximately $8,915,000 and $9,259,000, respectively.

Deferred Costs

Deferred loan fees are amortized over the life of the related loan, on a basis which approximates the interest method, and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration risk

One tenant represented 14% and 13% of rental income as of March 31, 2005 and 2004, respectively.

Reference to 2004 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2004 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$5,833	$6,246
Land improvements	1,536	2,372
Buildings	33,126	32,627
Leasehold and other improvements	8,159	8,321

	48,654	49,566
Less: accumulated depreciation	(13,854)	(13,330)

Total rental properties, net	$34,800	$36,236

The Partnership’s rental properties include six office and four retail projects, aggregating approximately 535,000 rentable square feet, at the Tri-City Corporate Centre in San Bernardino, California.

On February 25, 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2002, net income and gain or loss on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2002 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

Below is a summary of the results of operations of Chuck E. Cheese through its disposition date (dollars in thousands):

	March 31, 2005 (1)	March 31, 2004
Operating revenue	$50	$47

Property operating expenses	17	14
Depreciation and amortization	3	11

Total expenses	20	25

Income before gain on sale of real state	30	22
Gain on sale of real estate	1,202	—

Discontinued operations	$1,232	$22

(1)	Reflects 2005 operations through date of sale.

Construction in progress consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City Corporate Centre, San Bernardino, CA (approximately 6 acres of land with a cost basis of $841 at March 31, 2005 and December 31, 2004, respectively)	$8,172	$4,099

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at Three Carnegie with a total of 86,200 gross square feet. The project is estimated to be substantially completed in June 2005. In 2005, construction and other costs of $6,202,000 had been incurred.

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at Brier Corporate Center with a total of 109,000 gross square feet. The project is estimated to be substantially completed in December 2005. During the first quarter of 2005, construction and other costs of $1,308,000 had been incurred.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

In March 2005, the Partnership signed a lease with a new tenant for office space of approximately 85,000 square feet at Brier Corporate Center for a 10 year term. The new tenant should occupy the new building in January 2006.

Land held for development consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City Corporate Centre, San Bernardino, CA (approximately 4.5 acres at March 31, 2005 and December 31, 2004, respectively)	$884	$870

Currently one acre of land is undeveloped, and 3.5 acres of land are used as parking lots. The Partnership’s plan is to develop properties on the remaining acres of unimproved land.

Note 4. NOTE PAYABLE AND LINES OF CREDIT

Note payable and lines of credit as of March 31, 2005 and December 31, 2004, were as follows (in thousands):

	2005	2004
Note payable, secured by first deed of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza. The loan, which matures June 1, 2006, is a 10-year, 9.39% fixed rate loan with a 25-year amortization requiring monthly principal and interest payments of $83.	$8,301	$8,355

Line of credit with a total availability of $6 million secured by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II, with a variable interest rate of lender’s “Prime Rate” plus 0.75% with the floor set at 5.5% (6.5% and 6% as of March 31, 2005 and December 31, 2004, respectively), monthly interest-only payments, and a maturity date of June 5, 2005.	5,920	5,920

Line of credit with a total availability of $7.425 million secured by first deed of trust on Two Parkside building with a variable interest rate of “Prime Rate” (5.75% and 5.25% as of March 31, 2005 and December 31, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	5,216	3,190

Total notes payable	$19,437	$17,465

The interest rate for the line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of Prime Rate” plus 0.75%. The line of credit had an original maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to refinance the properties with a lower interest rate loan to replace the line of credit.

On March 30, 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, with a maturity date of April 15, 2007, to provide the funding for the construction costs at Three Carnegie which are estimated to be approximately $6,400,000. As of March 31, 2005, construction costs and other costs of $6,202,000 had been incurred. The construction is estimated to be substantially completed in June 2005.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within nine months of the maturity date of the note. The Partnership’s plan is to either sell the properties or refinance with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

The annual maturities of the Partnership’s loan payable and line of credit subsequent to March 31, 2005, are as follows (in thousands):

2005	$6,089
2006	8,132
2007	5,216

Total	$19,437

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

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 6. SUBSEQUENT EVENTS

In April 2005, the Partnership obtained a construction loan to fund the construction costs for Brier Corporate Center in the amount of $11,917,000. The Partnership is required to make a minimum equity contribution to the project in the amount of $4,800,000 prior to its very first draw from the construction loan. The maturity date of the loan is April 27, 2007.

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

Overview

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed eleven projects at Tri-City consisting of five office projects, one industrial property, a 25,000 square foot health club, three restaurants, and a retail space. In the first quarter of 2005, the Partnership sold a restaurant. The Partnership’s properties are more fully described below.

As of March 31, 2005, the Partnership owned ten rental properties (“Tri-City Properties”) and approximately 10.5 acres of land. Construction commenced on approximately 6 acres of land (discussed below). One acre is currently undeveloped, and 3.5 acres are currently used as parking lots.. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.5 million square feet of office space and an overall vacancy rate of approximately 12% as of March 31, 2005, according to a study conducted by an independent broker.

Within the Tri-City Corporate Centre at March 31, 2005, the Partnership has 441,000 square feet of office space with a vacancy rate of 5%, 51,000 square feet of R & D space with a vacancy rate of 13% and 43,000 square feet of retail space with no vacancy.

The decrease in square feet in retail space was due to the sale of the property leased to Chuck E. Cheese in March 2005 (discussed below).

On February 25, 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two R & D buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068

Property	Type	Square Feet
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100

These ten properties total approximately 535,000 rentable square feet and offer a wide range of commercial, R & D, office and retail product to the market.

Occupancy rates at the Partnership’s Tri-City properties were as follows:

	March 31,
	2005	2004
One Carnegie Plaza	99%	91%
Two Carnegie Plaza	100%	100%
Carnegie Business Center II	87%	87%
Lakeside Tower	100%	95%
One Parkside	67%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Two Parkside	100%	82%
Pat & Oscars	100%	100%

Weighted average occupancy	94%	93%

As of March 31, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Computer Associates with a lease through November 2005; (ii) Paychex with a lease through July 2006; (iii) Chicago Title with leases through May 2007 and February 2009; (iv) First Franklin Financial with a lease through February 2009; (v) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vi) Arrowhead Central Credit Union with two leases through September 2006 and September 2010; (vii) Holiday Spa Health Club with a lease through December 2010; and (viii) Lewis, D’amato, Brisbois and Bisgaard, LLP with a lease through December 2012. These eight tenants, in the aggregate, occupy approximately 209,000 square feet of the 535,000 total rentable square feet at Tri-City and account for approximately 43% of the rental income generated at Tri-City for the Partnership as of March 31, 2005.

Computer Associates plans to relocate to another building within the Tri-City when their lease expires.

During 2004, four new tenants with aggregate of approximately 8,300 square feet leased the previously vacant office spaces at One Carnegie Plaza.

On February 1, 2005, a tenant that occupied 21,000 square-foot office space at One Parkside relocated to Vanderbilt Plaza, a new building developed by Fund IV.

In May 2005, the Partnership signed a lease with a new tenant for the office space of approximately 7,000 square feet at One Parkside with a five year term. The new tenant should occupy the office space in the 3rd quarter of 2005.

In April 2004, a new tenant moved into the remaining office space at Two Parkside.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and lines of credit:

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II	Two Parkside
Outstanding balance	$8,301,000	$5,920,000	$5,216,000

Form of debt	Note	Line of credit	Line of credit

Annual interest rate	9.39%	Prime rate plus 0.75% (6.5%)	Prime rate (5.75%)

Security	Lakeside Tower, One Parkside and Two Carnegie Plaza	One Carnegie Plaza and Carnegie Business Center II	Two Parkside
Monthly payment	$83,142	Interest-only	Interest-only

Maturity date	6/1/06	6/5/05	4/15/07

The interest rate for the line of credit related to One Carnegie Plaza and Carnegie Business Center II is a variable interest rate of “Prime Rate” plus 0.75%. This line of credit had a maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to refinance the properties with a lower interest rate loan to replace the line of credit.

The note payable may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership’s plan is to either sell the properties or refinance with a lower interest rate loan to pay off this high interest rate note when the prepayment penalty period ends on December 1, 2005.

Tri-City Land

As of March 31, 2005, the Partnership owned approximately 10.5 acres of land. Constructions commenced on approximately 6 acres of land (discussed below). Currently one acre is undeveloped, and 3.5 acres are used as parking lots. The Partnership’s plan is to develop properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at Three Carnegie with a total of 86,200 square feet. The project is estimated to be substantially completed in June 2005. In 2004, construction and other costs of $6,202,000 had been incurred. In April 2004, the Partnership obtained a new line of credit with a total availability of $7,425,000, secured by Two Parkside, to fund the construction costs (as discussed in Note 4).

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at Brier Corporate Center with a total of 109,000 square feet. The project is estimated to be substantially completed in December 2005. During the first quarter of 2005, construction and other costs of $1,308,000 had been incurred. In April 2005, the Partnership obtained a construction loan to fund the construction costs in the amount of $11,917,000. The Partnership is required to pay a minimum equity contribution to the project in the amount of $4,800,000 prior to its very first draw from the construction loan. The maturity date of the loan is April 27, 2007.

In March 2005, the Partnership signed a lease with a new tenant for office space of approximately 85,000 square feet at Brier Corporate Center for a 10 year term. The new tenant should occupy the new building in January 2006.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Revenue

Rental income for the three months ended March 31, 2005 increased $27,000, compared to the three months ended March 31, 2004, primarily due to increases in occupancy at One Carnegie Plaza and Two Parkside (as discussed above), offset by a decrease in occupancy at One Parkside (as discussed above).

Expenses

Operating expenses increased $15,000, or 2%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to increase in janitorial cost, offset by reduction in management fee from 5% to 3%.

Depreciation and amortization increased $60,000, or 10%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $4,000, or 9%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to capitalization of property taxes and insurance at Three Carnegie during the construction period.

General and administrative expenses decreased $87,000, or 29%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to a reduction in asset and Partnership management fee in 2005.

Non-operating income / expenses

Interest and other income decreased $5,000 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to a lower invested cash balance resulting from distributions to General Partner and limited partners in 2004.

Interest expense increased $40,000, or 16%, during the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to interest payments on the two lines of credit, offset by interest capitalized during construction at Three Carnegie and Brier Corporate Center.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

As of March 31, 2005, the Partnership had cash and cash equivalents of $2,531,000.

The Partnership’s liabilities at March 31, 2005, included a note payable and two lines of credit totaling approximately $19,437,000, secured by properties with an aggregate net book value of approximately $30,161,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of June 1, 2006. One line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (6.5% and 6% as of March 31, 2005 and 2004, respectively), and had a maturity date of March 5, 2005. On that date, the Partnership extended the maturity date of this line of credit to June 5, 2005. The Partnership intends to refinance the properties with a lower interest rate loan to replace this line of credit. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (5.75% and 5.25% as of March 31, 2005 and 2004, respectively), and has a maturity date of April 15, 2007.

On February 25, 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of nine percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the lines of credit, proceeds from property sales, interest income on money market funds. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management expects that the Partnership’s cash balance at March 31, 2005, together with cash from operations and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At March 31, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loan	$169	$8,132	$—	$—	$8,301
Secured bank lines of credit	5,920	5,216	—	—	11,136
Interest on indebtedness (1)	649	442	—	—	1,091
Construction contract commitment(2)	10,529	—	—	—	10,529

Total	$17,267	$13,790	$—	$—	$31,057

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at March 31, 2005.

(2)	In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building with a total of 86,200 gross square feet, known as Three Carnegie. The project is estimated to be substantially completed in June 2005.
In January 2005, the Partnership entered into a contract with a construction company for $10,300,000 to build a three-story office building with a total of 109,000 gross square feet, known as Brier Corporate Center. The project is estimated to be substantially completed in December 2005.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

During the three months ended March 31, 2005, the Partnership’s cash provided by operating activities totaled $972,000.

The $16,000 decrease in accounts receivable at March 31, 2005, compared to December 31, 2004 was primarily due to collection of tenant rent receivable.

The $145,000 increase in deferred costs at March 31, 2005, compared to December 31, 2004 was primarily due to lease commissions paid for new and renewal leases.

The $121,000 increase in prepaid expenses and other assets at March 31, 2005, compared to December 31, 2004 was primarily due to increase in tenant rents recognized on a straight line basis and impound accounts related to the note payable.

The $70,000 increase in accounts payable and other liabilities at March 31, 2005, compared to December 31, 2004 was primarily due to accruals for interest expense and property taxes, offset by payment of tax preparation fee which was accrued in 2004.

The $61,000 increase in prepaid rent at March 31, 2005, compared to December 31, 2004 was due to April 2005 rents received in March 2005, offset by January 2005 rents received in December 2004.

Investing Activities

During the three month ended March 31, 2005, the Partnership’s cash used for investing activities totaled $1,244,000, which consisted of $2,032,000 net proceeds from the sale of the property leased to Chuck E. Cheese, offset by $29,000 for building improvement at One and Two Parkside, $315,000 for tenant improvements at Lakeside Tower and One and Two Carnegie Plaza, and $2,958,000 for construction costs at Three Carnegie and Brier Corporate Center, offset by the partial collection of $26,000 from a note receivable related to tenant improvements.

Financing Activities

During the three months ended March 31, 2005, the Partnership’s cash provided by financing activities totaled $1,836,000, which consisted of $2,026,000 of draws on one line of credit (as discussed above), offset by $54,000 in principal payments on the note payable, and $166,000 paid to redeem limited partnership Units, of which $30,000 was accrued at March 31, 2005 for final settlement in the second quarter of 2005.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop one or more properties to generate more operating income;

•	The Partnership’s plan to either sell properties or refinance properties with lower interest rate loans when prepayment penalty periods end;

•	The Partnership’s belief that cash generated by its operations will be adequate to meet its operating requirements in both the short and the long-term;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or the fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the failure of the office market to recover with a growing economy;

•	the Partnership’s failure to obtain lower interest rate loans or other favorable outside financing;

•	the unpredictability of both the frequency and final outcome of litigation; and

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update any forward looking-statement.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date			Total	Fair Value
	2005	2006	2007
		(in thousands)
Secured Fixed Rate Debt	$169	$8,132	$—	$8,301	$8,915
Average interest rate	9.39%	9.39%	—%	9.39%

Secured Variable Rate-line of credit	$5,920	$—	$5,216	$11,136	$11,136
Average interest rate	6.15%	—%	6.15%	6.15%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would not have a material impact on the annual interest incurred by the Partnership, based upon the balances outstanding on variable rate instruments at March 31, 2005.

As of March 31, 2005, the Partnership had $275,000 in interest-bearing money market funds. The Partnership does not own any derivative instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

10.5	Sales contract of Chuck E. Cheese, dated February 25, 2005.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation, its General Partner

Date: May 16, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 16, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner