Form 10-Q
period 2005-06-30
RANCON REALTY FUND V
filed 2005-08-15
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Total number of units outstanding as of August 15, 2005: 86,238

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Investments in real estate:
Rental properties	$48,745	$49,566
Accumulated depreciation	(14,444)	(13,330)

Rental properties, net	34,301	36,236

Construction in progress	12,251	4,099
Land held for development	884	870

Total investments in real estate	47,436	41,205

Cash and cash equivalents	206	967
Accounts receivable	846	832
Deferred costs, net of accumulated amortization of $1,397 and $1,123 at June 30, 2005 and December 31, 2004, respectively	2,202	1,689
Prepaid expenses and other assets	1,845	1,001

Total assets	$52,535	$45,694

Liabilities and Partners’ Equity
Liabilities:
Notes payable and lines of credit	$23,319	$17,465
Accounts payable and other liabilities	663	774
Construction costs payable	1,648	1,022
Prepaid rent	99	115

Total liabilities	25,729	19,376

Commitments and contingent liabilities (Note 6)

Partners’ Equity:
General Partners	(434)	(557)
Limited partners, 86,501 and 87,410 limited partnership units outstanding at June 30, 2005 and December 31, 2004, respectively	27,240	26,875

Total partners’ equity	26,806	26,318

Total liabilities and partners’ equity	$52,535	$45,694

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating Revenue - Rental income	$2,506	$2,382	$5,047	$4,897

Operating Expenses
Property operating	981	998	1,955	1,957
Depreciation and amortization	704	628	1,386	1,253
Expenses associated with undeveloped land	55	61	98	108
General and administrative	253	316	468	618

Total operating expenses	1,993	2,003	3,907	3,936

Operating income	513	379	1,140	961

Interest and other income	29	22	46	44
Interest expense	(283)	(306)	(572)	(555)

Income before discontinued operations	259	95	614	450

Income (loss) from discontinued operations (including gain on sale of real estate of $1,202 in six months ended June 30, 2005)	(13)	14	1,219	38

Net income	$246	$109	$1,833	$488

Basic and diluted net income per limited partnership unit	$2.55	$1.11	$19.67	$4.95

Weighted average number of limited partnership units outstanding during each period	86,714	88,471	86,931	88,611

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2005

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(557)	$26,875	$26,318
Redemption of limited partnership units	—	(444)	(444)
Net income	123	1,710	1,833
Distributions ($10.36 per limited partnership unit)	—	(901)	(901)

Balance (deficit) at June 30, 2005	$(434)	$27,240	$26,806

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,833	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(1,202)	—
Depreciation and amortization (including discontinued operations)	1,389	1,271
Amortization of loan fees, included in interest expense	80	68
Changes in certain assets and liabilities:
Accounts receivable	(28)	74
Deferred costs	(561)	(435)
Prepaid expenses and other assets	(40)	(91)
Accounts payable and other liabilities	(111)	90
Prepaid rent	(16)	(336)

Net cash provided by operating activities	1,344	1,129

Cash flows from investing activities:
Net proceeds from sale of rental property	2,032	—
Additions to real estate investments	(7,509)	(1,899)
Payments received from tenant improvement note receivable	14	—

Net cash used for investing activities	(5,463)	(1,899)

Cash flows from financing activities:
Draws on Lines of credit	4,315	1,003
Proceeds from notes payable	1,648	—
Note payable principal payments	(109)	(99)
Loan fees for construction loan, unsecured note & line of credit	(324)	(141)
Application fee for refinance (refundable)	(827)	—
Redemption of limited partnership units	(444)	(199)
Distributions to limited partners	(901)	—

Net cash provided by financing activities	3,358	564

Net decrease in cash and cash equivalents	(761)	(206)

Cash and cash equivalents at beginning of period	967	1,136

Cash and cash equivalents at end of period	$206	$930

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding the capitalized interest of $255 and $65 for the periods ended June 30, 2005 and 2004, respectively)	$747	$552

Supplemental disclosure of non-cash-financing activities:
Redemption of limited partnership units	$91	$21
Redemption payable	(91)	(21)

Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by DLS. The Partnership has no employees.

In May 1996, the Partnership formed RRV Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

During the six months ended June 30, 2005, a total of 909 units of limited partnership interest (“Units”) were redeemed at an average price of $488. As of June 30, 2005, there were 86,501 Units outstanding.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2005 and December 31, 2004, and the related consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, partners’ equity for the six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005 and 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results which may occur for the year ended December 31, 2005.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the negative balance until the balances of the limited partners’ and General Partner’ capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

June 30, 2005 and 2004

(Unaudited)

All excess cash from operations shall be distributed 90 percent to the limited partners and 10 percent to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1 percent to the General Partner and 99 percent to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1 percent to the General Partner and 99 percent to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners, equals a 12 percent annual cumulative, non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner; (iii) third, 99 percent to the General Partner and 1 percent to the limited partners, until the General Partner has received an amount equal to 20 percent of all distributions of cash from sales or refinancing; and (iv) the balance, 80 percent to the limited partners, pro rata in proportion to the number of Units held by each, and 20 percent to the General Partner.

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($331,000 for the six months ended June 30, 2004); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($74,000 for the six months of June 30, 2004) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($18,000 for the six months ended June 30, 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($148,000 for the six months ended June 30, 2005); (iv) a leasing services fee ($150,000 for the six months ended June 30, 2005); (v) a sales fee of 2% for improved properties ($43,000 for the six months ended June 30, 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount ($134,000 for the six months ended June 30, 2005); and (vii) a development fee equal to 5% of the hard costs of the development project ($473,000 for the six months ended June 30, 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

The new management agreement represents an annual reduction of $361,000 for the asset and Partnership services fee in 2005 and 2006, compared to the asset and Partnership management fee paid in 2004; as well as a reduction of 2% in the property management fee from 5% in 2004 to 3% in 2005 and 2006, respectively.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of certain wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

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

Consolidation

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly- owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease or the estimated useful life of the asset
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and Land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually.

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities which are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable, and lines of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of June 30, 2005, and December 31, 2004 would be approximately $8,645,000 and $9,259,000, respectively.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Deferred Costs

Deferred loan fees are amortized on a straight-line basis, which approximates the interest method, over the life of the related loan and deferred lease commissions are amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

Concentration Risk

One tenant represented 13% and 14% of rental income for the six months ended June 30, 2005 and 2004, respectively.

Reference to 2004 Audited Consolidated Financial Sstatements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the December 31, 2004 audited consolidated financial statements on Form 10-K.

Note 3. RENTAL PROPERTIES

Rental properties consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$5,833	$6,246
Land improvements	1,536	2,372
Buildings	33,107	32,627
Buildings and tenant improvements	8,269	8,321

	48,745	49,566
Less: accumulated depreciation	(14,444)	(13,330)

Total rental properties, net	$34,301	$36,236

The Partnership’s rental properties include five office and five retail buildings, aggregating approximately 535,000 rentable square feet, at the Tri-City Corporate Center in San Bernardino, California.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

The Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800 in February 2005. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Chuck E. Cheese through its disposition date (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005(1)	2004	2005(1)	2004
Operating Revenue – rental income	$—	$36	$50	$83

Property operating	13	13	30	27
Depreciation and amortization	—	9	3	18

Total operating expenses	13	22	33	45

Income (loss) before gain on sale of real estate	13	14	17	38
Gain on sale of real estate	—	—	1,202	—

Income (loss) from discontinued operations	$(13)	$14	$1,219	$38

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City (approximately 6 acres of land with a cost basis of $841 at June 30, 2005 and December 31, 2004, respectively)	$12,251	$4,099

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at Three Carnegie with a total of 86,200 gross square feet. The core and shell of the property was substantially completed in June 2005. As of June 30, 2005, construction, tenant improvements and other costs of $7,580,000 had been incurred.

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at Brier Corporate Center with a total of 109,000 gross square feet. The core and shell of the project is estimated to be substantially completed in December 2005. As of June 30, 2005, construction and other costs of $4,219,000 had been incurred.

Land held for development consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City (approximately 4.5 acres at June 30, 2005 and December 31, 2004, respectively)	$884	$870

Currently one acre of land is undeveloped, and 3.5 acres of land are used as parking lots.

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Note 5. NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of June 30, 2005 and December 31, 2004, were as follows (in thousands):

	2005	2004
Note payable-collateralized by first deeds of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza, a 10-year 9.39% fixed rate loan with a 25-year amortization, monthly principal and interest payments of $83, and a maturity date of June 1, 2006.	$8,246	$8,355

Note payable (construction loan)-collateralized by Brier Corporate Center, with a variable interest rate of 30-day LIBOR plus 2% (5.13% as of June 30, 2005), monthly interest-only payments, and a maturity date of April 27, 2007.	148	—

Note payable-unsecured, with a variable interest rate of “Prime Rate” (6% as of June 30, 2005), monthly interest-only payments, and a maturity date of August 22, 2005.	1,500	—

Line of credit-collateralized by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II, with a total availability of $6 million, a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (6.75% and 6% as of June 30, 2005 and December 31, 2004, respectively), monthly interest-only payments, and a maturity date of September 5, 2005.	6,000	5,920

Line of credit-collateralized by first deed of trust on Two Parkside, with a total availability of $7.425 million, a variable interest rate of “Prime Rate” (6% and 5.25% as of June 30, 2005 and December 31, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	7,425	3,190

Total	$23,319	$17,465

The note payable, collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership intends to pay off this note with the proceeds from the pending refinance (as discussed below) when the prepayment penalty period ends on December 1, 2005. No assurance can be made that circumstances will not arise which could impact the close of the pending refinance to repay this note at maturity.

In 2004, a line of credit, collateralized by Two Parkside, was obtained to provide the funding for the construction costs at Three Carnegie. In 2005, a construction loan in the amount of $11,917,000, collateralized by Brier Corporate Center was obtained to provide funding for the construction costs at Brier Corporate Center. The Partnership is required to pay a minimum equity contribution to the project in the amount of $4,800,000, prior to the first draw from the construction loan. The maturity date of the loan is April 27, 2007. As of June 30, 2005, $148,000 was drawn from the reserve fund to pay the loan fee for this construction loan.

The Partnership intends to refinance the above fixed-rate loan and the lines of credit. A new loan is assumable and expected to total $26.8 million, bears interest at a fixed rate of 5.58% with a 10-year term and is collateralized by a total of seven properties, of which four properties are from the existing fixed-rate loan and lines of credit. The new loan consists of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $14,532,200 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by one property with a loan amount of $12,267,800 and is estimated to close in December 2005, after the above note payable is paid off.

The annual maturities of the Partnership’s notes payable and lines of credit subsequent to June 30, 2005, are as follows (in thousands):

2005	$7,614
2006	8,132
2007	7,573

Total	$23,319

RANCON REALTY FUND V

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

Note 6. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership’s financial position, results of operations and cash flows. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership’s results of operations and cash flows.

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our insurance policies may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by DLS. The Partnership has no employees.

In May 1996, the Partnership formed RRV Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the Partnership considers all assets owned by RRF V, Inc. and RRF V Tri-City to be owned by the Partnership.

Overview

The Partnership’s initial acquisition of property in June 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed eleven projects at Tri-City consisting of five office buildings, one industrial building, and five retail buildings. One retail building was sold in 2005. The Partnership’s properties are more fully described below. As of June 30, 2005, the Partnership owned ten rental properties, and approximately 10.5 acres of land in the Tri-City master-planned development.

Tri-City

In 1985, the Partnership acquired 76.21 acres of partially developed land in Tri-City for a total acquisition price of $14,118,000. Between 1984 and 1985, a total of 76.56 acres within Tri-City were acquired by Fund IV.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.6 million square feet of office space and an overall vacancy rate of approximately 11% as of June 30, 2005, according to research conducted by an independent broker.

As of June 30, 2005, the Partnership has 441,000 square feet of office space with an average vacancy rate of 6%, 51,000 square feet of industrial space with an average vacancy rate of 16%, and 43,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s rental properties are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100

These ten properties total approximately 535,000 rentable square feet and offer a wide range of office, retail and industrial product to the market.

Occupancy rates at the Partnership’s rental properties as of June 30, 2005 were as follows:

	2005	2004
One Carnegie Plaza	99%	86%
Two Carnegie Plaza	98%	100%
Carnegie Business Center II	84%	87%
Lakeside Tower	98%	93%
One Parkside	70%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Two Parkside	100%	100%
Pat & Oscars	100%	100%

Weighted average occupancy	94%	95%

As of June 30, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Computer Associates with a lease through November 2005; (ii) Paychex with a lease through July 2006; (iii) Chicago Title with leases through May 2007 and February 2009; (iv) First Franklin Financial with a lease through February 2009; (v) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vi) Arrowhead Central Credit Union with two leases through September 2006 and September 2010; (vii) Holiday Spa Health Club with a lease through December 2010; and (viii) Lewis, D’amato, Brisbois and Bisgaard, LLP with a lease through December 2012. These eight tenants, in the aggregate, occupy approximately 209,000 square feet of the 535,000 total rentable square feet at Tri-City and account for approximately 45% of the rental income generated at Tri-City for the Partnership as of June 30, 2005.

Computer Associates plans to relocate to another building within the Tri-City when their lease expires in November 2005.

During 2004, four new tenants leased the previously vacant office spaces at One Carnegie Plaza. In February 2005, a tenant that occupied 21,000 square feet office space at One Parkside relocated to Vanderbilt Plaza, a new building developed by Fund IV. A new lease with approximately 7,000 square feet within this vacant space at One Parkside was signed in May 2005. The new tenant has taken occupancy to perform tenant improvements at the space and rent commencement will begin on October 1, 2005.. Management is actively marketing the available office spaces to minimize the extended vacancy period.

The Partnership’s rental properties are owned by the Partnership, subject to the following notes and three lines of credit:

Security	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Lakeside Tower, One Parkside and Two Carnegie Plaza	$8,246,000	Note	9.39%	$83,142	6/1/06

Brier Corporate Center	$148,000	Note	LIBOR plus 2% (5.13%)	Interest-only	4/27/07

One Carnegie Plaza & Carnegie Business Center II	$6,000,000	Line of credit	Prime rate plus .75% (6.75%)	Interest-only	9/5/05

Two Parkside	$7,425,000	Line of credit	Prime rate (6%)	Interest-only	4/15/07

Unsecured note	$1,500,000	Note	Prime rate (6%)	Interest-only	8/22/05

The note payable, collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, may be prepaid with a penalty based on a yield maintenance formula. There is no prepayment penalty if the note is repaid within six months of the maturity date of the note. The Partnership intends to pay off this note with the proceeds from the pending refinance (as discussed below) when the prepayment penalty period ends on December 1, 2005. No assurance can be made that circumstances will not arise which could impact the close of the pending refinance to repay this note at maturity.

In 2004, a line of credit, collateralized by Two Parkside, was obtained to provide the funding for the construction costs at Three Carnegie. In 2005, a construction loan in the amount of $11,917,000, collateralized by Brier Corporate Center was obtained to provide funding for the construction costs at Brier Corporate Center. The Partnership is required to pay a minimum equity contribution to the project in the amount of $4,800,000, prior to the first draw from the construction loan. The maturity date of the loan is April 27, 2007. As of June 30, 2005, $148,000 was drawn from the reserve fund to pay the loan fee for this construction loan.

The Partnership intends to refinance the above fixed-rate loan and the lines of credit. A new loan is assumable and expected to total $26.8 million, bears interest at a fixed rate of 5.58% with a 10-year term and is collateralized by a total of seven properties, of which four properties are from the existing fixed-rate loan and lines of credit. The new loan consists of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $14,532,200 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by one property with a loan amount of $12,267,800 and is estimated to close in December 2005, after the above note payable is paid off.

Tri-City Land

As of June 30, 2005, the Partnership owned approximately 10.5 acres of land, 6 acres are under construction and 3.5 acres are currently used as parking lots. The remaining one acre is undeveloped. The Partnership’s plan is to develop the remaining acre of land to generate more operating income for the Partnership in this fast-growing market.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at Three Carnegie with a total of 86,200 gross square feet. The core and shell of the property was substantially completed in June 2005. As of June 30, 2005, construction, tenant improvement and other costs of $7,580,000 had been incurred.

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at Brier Corporate Center with a total of 109,000 gross square feet. The core and shell of the project is estimated to be substantially completed in December 2005. As of June 30, 2005, construction and other costs of $4,219,000 had been incurred. A new lease with a ten-year term for office space of approximately 85,000 square feet at Brier Corporate Center was signed in the first quarter of 2005. The new tenant should occupy the new building in January 2006.

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

Revenue

Rental income increased $124,000 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to increases in occupancy at One Carnegie Plaza and Two Parkside (as discussed above), offset by partial decrease in occupancy at One Parkside (as discussed above).

Expenses

Operating expenses were relatively flat for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a reduction in property management fees from 5% to 3%, offset by an increase in property taxes expenses resulting from the reassessment value of Carnegie Business Center I.

Depreciation and amortization increased $76,000, or 12%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in the second quarter of 2005.

Expenses associated with undeveloped land decreased $6,000, or 10%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to capitalization of property taxes and insurance at three Carnegie and Brier Corporation Center during the construction period.

General and administrative expenses decreased $63,000, or 20%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005.

Non-operating income / expenses

Interest and other income increased $7,000 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to an increase in invested cash balance resulting from the sale of the property leased to Chuck E. Cheese in March 2005.

Interest expense decreased $23,000, or 8%, during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a decrease in capitalization of interest to Three Carnegie and Brier Corporate Center during the construction period, offset by an increase in interest rates from the lines of credit.

Loss from discontinued operations during the three months ended June 30, 2005, reflected the reimbursement to Chuck E. Cheese for the 2004 operating expenses which was the difference of actual expenses and estimates. Income from discontinued operations during the three months ended June 30, 2004, reflected the net operating income from the sold property (See Note 3 of the financial statements).

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

Revenue

Rental income increased $150,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to increases in occupancy at One Carnegie Plaza and Two Parkside (as discussed above), offset by a decrease in occupancy at One Parkside (as discussed above).

Expenses

Operating expenses were relatively flat for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. This change primarily due to a reduction in the property management fees from 5% to 3%, offset by an increase in property taxes expenses resulting from the reassessment of the value of Carnegie Business Center I.

Depreciation and amortization increased $133,000, or 11%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in the second quarter of 2004.

Expenses associated with undeveloped land decreased $10,000, or 9%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to capitalization of property taxes and insurance at three Carnegie and Brier Corporate Center during the construction period.

General and administrative expenses decreased $150,000, or 24%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005.

Non-operating income / expenses

Interest expense increased $17,000, or 3%, during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to an increase in interest rates from the lines of credit, offset by capitalization of interest at Three Carnegie and Brier Corporate Center during construction.

Income from discontinued operations during the six months ended June 30, 2005, resulted from the sale of the property leased to Chuck E. Cheese. Income from discontinued operations during the six months ended June 30, 2004, reflected the net operating income from the sold property (See Note 3 of the financial statements).

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

The Partnership’s liabilities at June 30, 2005, included a note payable, two lines of credit, a construction loan and an unsecured note. The note payable and the two lines of credit totaled approximately $21,671,000, collateralized by properties with an aggregate net book value of approximately $29,706,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of June 1, 2006. One line of credit with a total availability of $6,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (6.75 % and 6% as of June 30, 2005 and December 31, 2004, respectively), and has a maturity date of September 5, 2005. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (6% and 5.25% as of June 30, 2005 and December 31, 2004, respectively), and has a maturity date of April 15, 2007. The construction loan requires monthly interest-only payments (currently the interest payments are drawn from the interest reserve), with a variable interest rate of “LIBOR Rate” plus 2% (5.13% as of June 30, 2005) collateralized by Brier Corporate Center, and has a maturity date of April 27, 2007 (as discussed in Note 5).

The Partnership intends to refinance the above fixed-rate loan and the lines of credit. A new loan is assumable and expected to total $26.8 million, bears interest at a fixed rate of 5.58% with a 10-year term and is collateralized by a total of seven properties, of which four properties are from the existing fixed-rate loan and lines of credit. The new loan consists of two release parcels. The first release parcel would be collateralized by six properties with a loan amount of $14,532,200 and is estimated to close in the third quarter of 2005. The second release parcel would be collateralized by one property with a loan amount of $12,267,800 and is estimated to close in December 2005, after the above note payable is paid off.

The Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800 in February 2005. On March 31, 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the lines of credit, proceeds from property sales, and interest income on money market funds. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management expects that the Partnership’s cash balance at June 30, 2005, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

As of June 30, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loan	$114	$8,132	$—	$—	$8,246
Secured bank lines of credit	6,000	7,573	—	—	13,573
Unsecured note	1,500		—	—	1,500
Interest on indebtedness (1)	714	1,037	—	—	1,751
Construction contract commitment (2)	6,962	—	—	—	6,962

Total	$15,290	$16,742	$—	$—	$32,032

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at June 30, 2005.
(2)	In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building with a total of 86,200 gross square feet, known as Three Carnegie. The core and shell of the project was substantially completed in June 2005. As of June 30, 2005, the contract costs of $5,900,000 had been incurred. In January 2005, the Partnership entered into another contract with the construction company for $10,300,000 to build a three-story office building with a total of 109,000 gross square feet, known as Brier Corporate Center. The core and shell of the project is estimated to be substantially completed in December 2005. As of June 30, 2005, the contract costs of $3,338,000 had been incurred.

The Partnership knows of no other demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured and unsecured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2005, the Partnership’s cash provided by operating activities totaled $1,344,000.

The $28,000 increase in accounts receivable at June 30, 2005, compared to December 31, 2004, was primarily due to the tenant rents receivable.

The $561,000 increase in deferred costs at June 30, 2005, compared to December 31, 2004, was primarily due to lease commissions paid for Three Carnegie and Brier Corporate Center.

The $40,000 increase in prepaid expenses and other assets at June 30, 2005, compared to December 31, 2004, was primarily due to an increase in straight line rent receivable, offset by a decrease in prepaid insurance and impound account related to the note payable.

The $111,000 decrease in accounts payable and other liabilities at June 30, 2005, compared to December 31, 2004, was primarily due to accruals of property operating expenses, investor service expenses and redemptions, offset by payment of distribution to General Partner, which was accrued in 2004.

The $16,000 decrease in prepaid rent at June 30, 2005, compared to December 31, 2004, was due to July 2005 rents received in June 2005, offset by January 2005 rents received in December 2004.

Investing Activities

During the six months ended June 30, 2005, the Partnership’s cash used for investing activities totaled $5,463,000, which consisted of $2,032,000 net proceeds from the sale of the property leased to Chuck E. Cheese, and the partial collection of $14,000 from a note receivable related to tenant improvements, offset by $161,000 used for building and tenant improvements, and $7,348,000 used for construction costs at Three Carnegie and Brier Corporate Center.

Financing Activities

During the six months ended June 30, 2005, the Partnership’s cash provided by financing activities totaled $3,358,000, which consisted of $5,962,000 of draws on lines of credit (as discussed above), offset by $108,000 in principal payments on the note payable, $324,000 in payments of loan fees for the construction loan and lines of credit, $827,000 in payment of a refundable fee for the anticipated refinance (as discussed in Note 5 of the financial statements), $444,000 paid to redeem limited partnership Units, and $901,000 in payment of distributions to limited partners.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods that activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

The actual value of the Partnership’s portfolio of properties and land held for development could be significantly different than their carrying amounts.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s intent to refinance existing debt and pay off a note on December 1, 2005 when the pre-payment periods expires;

•	The Partnership’s plan to develop its remaining one acre of land to generate more operating income;

•	The Partnership’s belief that its cash balance and cash generated by its operations, sales and financings will be sufficient to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations; and

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	unanticipated inability to close financing that currently is in process in the amount expected on or before the date expected;

•	failure to obtain anticipated outside financing;

•	risks and uncertainties affecting property development and construction including construction delays, cost overruns, our inability to obtain permits and public opposition to these activities;

•	the unpredictability of both the frequency and final outcome of litigation;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive; and

•	continuing threat of terrorist attacks.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our insurance policies may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

Item 3. Qualitative and Quantitative Information About Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$114	$8,132	$—	$8,246	$8,645
Average interest rate	9.39%	9.39%	—	9.39%

Secured Variable Rate-line of credit and construction note	$6,000	$—	$7,573	$13,573	$13,573
Average interest rate	6.75%	—%	6.01%	6.38%

Unsecured Variable Rate-note	$1,500	$—	$—	$1,500	$1,500
Average interest rate	6%	—%	—%	6%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $20,000, based upon the balances outstanding on variable rate instruments at June 30, 2005.

As of June 30, 2005, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

RANCON REALTY FUND V,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 15, 2005		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 15, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner