Form 10-Q
period 2005-09-30
RANCON REALTY FUND V
filed 2005-11-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Total number of units outstanding as November 14, 2004: 85,885

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets

Investments in real estate:
Rental properties	$56,301	$49,566
Accumulated depreciation	(14,199)	(13,330)

Rental properties, net	42,102	36,236

Construction in progress	9,987	4,099
Land held for development	899	870

Total investments in real estate	52,988	41,205

Cash and cash equivalents	1,000	967
Accounts receivable	922	832
Deferred costs, net of accumulated amortization of $1,267 and $1,123 at September 30, 2005 and December 31, 2004, respectively	2,137	1,689
Prepaid expenses and other assets	1,372	1,001

Total assets	$58,419	$45,694

Liabilities and Partners’ Equity

Liabilities:
Notes payable and lines of credit	$27,643	$17,465
Accounts payable and other liabilities	853	774
Construction costs payable	3,222	1,022
Prepaid rent	114	115

Total liabilities	31,832	19,376

Commitments and contingent liabilities (Note 6)

Partners’ Equity:
General partners	(432)	(557)
Limited partners 86,020 and 87,410 limited partnership units outstanding at September 30, 2005 and December 31, 2004, respectively	27,019	26,875

Total partners’ equity	26,587	26,318

Total liabilities and partners’ equity	$58,419	$45,694

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating Revenue - Rental income	$2,648	$2,559	$7,695	$7,456

Operating Expenses

Property operating	1,299	1,135	3,254	3,092
Depreciation and amortization	769	652	2,155	1,900
Expenses associated with undeveloped land	38	35	136	143
General and administrative	262	309	730	927

Total operating expenses	2,368	2,131	6,275	6,062

Operating income	280	428	1,420	1,394

Interest and other income	20	22	66	66
Interest expense	(285)	(322)	(857)	(877)

Income before discontinued operations	15	128	629	583

Income from discontinued operations (including gain on sale of real estate of $1,202 in nine months ended September 30, 2005)	—	22	1,219	55

Net income	$15	$150	$1,848	$638

Basic and diluted net income per limited partnership unit	$0.16	$1.53	$19.88	$6.49

Weighted average number of limited partnership units outstanding during each period	86,130	88,217	86,664	88,480

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2005

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(557)	$26,875	$26,318
Redemption of limited partnership units	—	(678)	(678)
Net income	125	1,723	1,848
Distributions ($10.36 per limited partnership unit)	—	(901)	(901)

Balance (deficit) at September 30, 2005	$(432)	$27,019	$26,587

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,848	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(1,202)	—
Depreciation and amortization (including discontinued operations)	2,158	1,935
Amortization of loan fees (included in interest expense)	115	111
Changes in certain assets and liabilities:
Accounts receivable	(161)	66
Deferred costs	(639)	(479)
Prepaid expenses and other assets	(394)	(193)
Accounts payable and other liabilities	79	550
Prepaid rent	(1)	(370)

Net cash provided by operating activities	1,803	2,258

Cash flows from investing activities:
Net proceeds from sale of rental property	2,032	—
Additions to real estate investments	(12,144)	(2,368)
Tenant improvements note receivable	71	85

Net cash used for investing activities	(10,041)	(2,283)

Cash flows from financing activities:
Draws on Lines of credit	4,315	2,193
Proceeds from notes payable	6,028	—
Principal payments on note payable	(165)	(150)
Loan fees for construction loan, unsecured note and line of credit	(328)	(141)
Redemption of limited partnership units	(678)	(344)
Distributions to limited partners	(901)	(778)

Net cash provided by financing activities	8,271	780

Net increase in cash and cash equivalents	33	755

Cash and cash equivalents at beginning of period	967	1,136

Cash and cash equivalents at end of period	$1,000	$1,891

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest of $445 and $0 for the periods ended September 30, 2005 and 2004, respectively)	$770	$847

Supplemental disclosure of non-cash investing activities:
Completed real estate investment transferred out of construction in progress to rental property	$7,303	$—

Redemption of limited partnership units	$55	$65
Redemption payable	(55)	(65)
Total	$—	$—

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$900	$12,201

Write-off of fully amortized deferred costs	$299	$172

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

During the nine months ended September 30, 2005, a total of 1,390 units of limited partnership interest (“Units”) were redeemed at an average price of $488. As of September 30, 2005, there were 86,020 Units outstanding.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2005 and December 31, 2004, and the related consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, partners’ equity for the nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results which may occur for the year ended December 31, 2005.

Allocation of Net Income and Net Loss

Allocations of net income and net losses are made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the negative balance until the balances of the limited partners’ and General Partner’s capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). During the ten years ended December 31, 2004, the Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($496,000 for the nine months ended September 30, 2004); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($74,000 for the nine months ended September 30, 2004) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership has engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($51,000 for the nine months ended September 30, 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($223,000 for the nine months ended September 30, 2005); (iv) a leasing services fee ($177,000 for the nine months ended September 30, 2005); (v) a sales fee of 2% for improved properties ($43,000 for the nine months ended September 30, 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount ($134,000 for the nine months ended September 30, 2005); and (vii) a development fee equal to 5% of the hard costs of the development project ($473,000 for the nine months ended September 30, 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable, and lines of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of September 30, 2005, and December 31, 2004 would be approximately $8,398,000 and $9,259,000, respectively.

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

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners’ allocable share of the net income.

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income and partners’ equity for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration Risk

One tenant represented 13% and 14% of rental income for the nine months ended September 30, 2005 and 2004, respectively.

Reclassifications

Certain prior year balances have been reclassified to confirm to the current year presentation.

Reference to 2004 Audited Consolidated Financial Statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the December 31, 2004 audited consolidated financial statements on Form 10-K.

Note 3. RENTAL PROPERTIES

Rental properties consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Land	$6,293	$6,246
Land improvements	1,536	2,372
Buildings	40,206	32,627
Buildings and tenant improvements	8,266	8,321

	56,301	49,566
Less: accumulated depreciation	(14,199)	(13,330)

Total rental properties, net	$42,102	$36,236

The Partnership’s rental properties include six office and five retail buildings, aggregating approximately 618,000 rentable square feet, at the Tri-City Corporate Center in San Bernardino, California.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at a one-acre land known as Three Carnegie with a total of 86,200 gross square feet and 83,600 rentable square feet. In July 2005, Three Carnegie was transferred from construction in progress to land and building when the core and shell of the property was substantially completed and the first tenant moved in during July 2005.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

In February 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Chuck E. Cheese through its disposition date (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005 (1)	2004	2005 (1)	2004
Operating Revenue – rental income	$—	$48	$50	$131

Property operating	—	14	30	41
Depreciation and amortization	—	12	3	35

Total operating expenses	—	26	33	76

Income before gain on sale of real estate	—	22	17	55
Gain on sale of real estate	—	—	1,202	—

Income from discontinued operations	$—	$22	$1,219	$55

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City (approximately 5.5 and 6.5 acres of land with a cost basis of $381 and $841 at September 30, 2005 and December 31, 2004, respectively)	$9,987	$4,099

The construction and other costs of Three Carnegie were transferred to land and building when the core and shell of the property was completed and the first tenant moved in July 2005 (See Note 3 for discussion).

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at five-acre land known as Brier Corporate Center with a total of 109,000 gross square feet. The core and shell of the project is estimated to be substantially completed in December 2005. As of September 30, 2005, construction, tenant improvement and other costs of $9,536,000 had been incurred.

Land held for development consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City (approximately 4 acres of land at September 30, 2005 and December 31, 2004 respectively)	$899	$870

Currently one acre of land is undeveloped, and 3.5 acres of land are used as parking lots.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of September 30, 2005 and December 31, 2004, were as follows (in thousands):

	2005	2004
Note payable-collateralized by first deeds of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza, a 10-year 9.39% fixed rate loan with a 25-year amortization, monthly principal and interest payments of $83, and a maturity date of June 1, 2006.	$8,190	$8,355
Note payable (construction loan)-collateralized by Brier Corporate Center, with a variable interest rate of 30-day LIBOR plus 2% (5.84% as of September 30, 2005), monthly interest-only payments, and a maturity date of April 27, 2007.	1,028	—
Note payable-unsecured, with a variable interest rate of “Prime Rate” (6.5% as of September 30, 2005), monthly interest-only payments, and a maturity date of December 1, 2005.	5,000	—
Line of credit-collateralized by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II, with a total availability of $10 million, a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (7.25% and 6% as of September 30, 2005 and December 31, 2004, respectively), monthly interest-only payments, and a maturity date of March 5, 2006.	6,000	5,920
Line of credit-collateralized by first deed of trust on Two Parkside, with a total availability of $7.425 million, a variable interest rate of “Prime Rate” (6.5% and 5.25% as of September 30, 2005 and December 31, 2004), monthly interest-only payments, and a maturity date of April 15, 2007.	7,425	3,190

Total	$27,643	$17,465

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

In 2005, a construction loan in the amount of $11,917,000, collateralized by Brier Corporate Center was obtained to provide funding for the construction costs at Brier Corporate Center. The Partnership is required to pay a minimum equity contribution to the project in the amount of $4,800,000, prior to the first draw from the construction loan. As of September 30, 2005, $1,028,000 was drawn from this construction loan after the Partnership had fulfilled the contribution requirement in the third quarter of 2005.

During the second and the third quarters of 2005, the Partnership obtained three unsecured notes, which totaled $5,000,000, from Glenborough. One note of $2,000,000 was paid off in November 2005 from the draw of a line of credit collateralized by One Carnegie and Carnegie Business Center II. The Partnership intends to pay off the remaining note when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

In the third quarter of 2005, the Partnership extended the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II from September 5, 2005 to March 5, 2006, and increased the total availability from $6,000,000 to $10,000,000. The Partnership intends to pay off this line of credit when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

In 2004, a line of credit of $7.425 million, collateralized by Two Parkside, was obtained to provide funding for the construction costs at Three Carnegie. The construction was completed in July 2005 (See Note 3 for discussion).

The Partnership intends to refinance the above fixed-rate loan, the lines of credit and the unsecured notes. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the proposed lender. In October 2005, a loan application was submitted to a different lender. This loan would total $26.8 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by seven properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. The loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the pending refinance to repay the above two notes and a line of credit at their maturities.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities of the Partnership’s notes payable and lines of credit subsequent to September 30, 2005, are as follows (in thousands):

2005	$5,058
2006	14,132
2007	8,453

Total	$27,643

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner of the Partnership. Since the acquisition of the land, the Partnership has constructed twelve projects at Tri-City consisting of six office buildings, one industrial building, and five retail buildings. One retail building was sold in 2005. The Partnership’s properties are more fully described below. As of September 30, 2005, the Partnership owned eleven rental properties, and approximately 9.5 acres of land in the Tri-City master-planned development.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City Corporate Centre is located within the Inland Empire East market, which consists of approximately 12.6 million square feet of office space and an overall vacancy rate of approximately 10.6% as of September 30, 2005, according to research conducted by an independent broker.

As of September 30, 2005, the Partnership has 524,000 square feet of office space with an average vacancy rate of 18%, 51,000 square feet of industrial space with an average vacancy rate of 13%, and 43,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s rental properties are as follows:

Property	Type	Square Feet
One Carnegie Plaza	Two, two story office buildings	107,278
Two Carnegie Plaza	Two story office building	68,957
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six story office building	112,791
One Parkside	Four story office building	70,068
Bally’s Health Club	Health club facility	25,000
Outback Steakhouse	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Office	83,635

These eleven properties total approximately 618,000 rentable square feet and offer a wide range of office, retail and industrial product to the market.

Occupancy rates at the Partnership’s rental properties as of September 30, 2005 were as follows:

	2005	2004
One Carnegie Plaza	99%	91%
Two Carnegie Plaza	95%	100%
Carnegie Business Center II	87%	87%
Lakeside Tower	96%	93%
One Parkside	87%	100%
Bally’s Health Club	100%	100%
Outback Steakhouse	100%	100%
Palm Court Retail #3	100%	100%
Two Parkside	100%	100%
Pat & Oscars	100%	100%
Three Carnegie (commencing July 2005)	6%	—

Weighted average occupancy	83%	95%

Weighted average occupancy decreased primarily as a result of an increase in vacancy at One Parkside and at a newly constructed property, Three Carnegie (as discussed below), offset by increases in occupancy at One Carnegie Plaza.

At One Carnegie Plaza, approximately 8,600 square feet of office spaces previously vacant were leased to three tenants in the fourth quarter of 2004.

At One Parkside, a tenant that occupied 21,000 square-feet office space relocated to Vanderbilt Plaza, a new building developed by Fund IV. A new tenant leased and occupied 7,000 square feet of this vacant space in August 2005. Management is actively marketing the available office spaces to minimize the extended vacancy period.

Three Carnegie commenced operation in July 2005. The construction started in January 2004, and the cost was transferred to land and building when the core and shell of the property was substantially completed and the first tenant moved in during July 2005. The property is a two-story office building with a total of 86,200 gross square feet. Three new leases with a total of approximately 29,700 square feet of office spaces were signed during the third quarter of 2005. These leases will increase the occupancy rate to 20% in the fourth quarter of 2005 and 42% in the first quarter of 2006.

As of September 30, 2005, tenants at Tri-City occupying substantial portions of leased rental space included: (i) Computer Associates with a lease through November 2005; (ii) Paychex with a lease through July 2006; (iii) Chicago Title with leases through May 2007 and February 2009; (iv) First Franklin Financial with a lease through February 2009; (v) Gresham, Savage, Nolan & Tilden with a lease through March 2009; (vi) Arrowhead Central Credit Union with two leases through September 2006 and September 2010; (vii) Holiday Spa Health Club with a lease through December 2010; and (viii) Lewis, D’amato, Brisbois and Bisgaard, LLP with a lease through December 2012. These eight tenants, in the aggregate, occupy approximately 209,000 square feet of the 618,000 total rentable square feet at Tri-City and account for approximately 47% of the rental income generated at Tri-City for the Partnership as of September 30, 2005.

Computer Associates at One Carnegie Plaza will relocate to Vanderbilt Plaza, a new building developed by Fund IV, when their lease expires in November 2005.

The Partnership’s rental properties are owned by the Partnership, subject to the following notes and two lines of credit:

Security	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Lakeside Tower, One Parkside and Two Carnegie Plaza	$8,190,000	Note	9.39%	$83,142	6/1/06

Brier Corporate Center	$1,028,000	Note	LIBOR plus 2% (5.84%)	Interest-only	4/27/07

Unsecured note	$5,000,000	Note	Prime rate (6.5%)	Interest-only	12/1/05

One Carnegie Plaza & Carnegie Business Center II	$6,000,000	Line of credit	Prime rate plus .75% (7.25%)	Interest-only	3/5/06

Two Parkside	$7,425,000	Line of credit	Prime rate (6.5%)	Interest-only	4/15/07

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

In 2005, a construction loan in the amount of $11,917,000, collateralized by Brier Corporate Center was obtained to provide funding for the construction costs at Brier Corporate Center. The Partnership is required to pay a minimum equity contribution to the project in the amount of $4,800,000, prior to the first draw from the construction loan. As of September 30, 2005, $1,028,000 was drawn from this construction loan after the Partnership had fulfilled the contribution requirement in the third quarter of 2005.

During the second and the third quarters of 2005, the partnership obtained three unsecured notes, which totaled $5,000,000, from Glenborough. One note of $2,000,000 was paid off in November 2005 from the draw of a line of credit collateralized by One Carnegie and Carnegie Business Center II. The Partnership intends to pay off the remaining note when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

In the third quarter of 2005, the Partnership extended the line of credit collateralized by Carnegie One and Carnegie Business Center II from September 5, 2005 to March 5, 2006, and increased the total availability from $6,000,000 to $10,000,000. The Partnership intends to pay off this line of credit when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

In 2004, a line of credit of $7.425 million, collateralized by Two Parkside, was obtained to provide funding for the construction costs at Three Carnegie. The construction was completed in July 2005 (See Note 3 for discussion).

The Partnership intends to refinance the above fixed-rate loan, the lines of credit and the unsecured notes. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the lender. In October 2005, a loan application was submitted to a different lender. This loan would total $26.8 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by seven properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. The loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the pending refinance to repay the above two notes and a line of credit at their maturities.

Tri-City Land

As of September 30, 2005, the Partnership owned approximately 9.5 acres of land, 5.5 acres are under construction and 3.5 acres are currently used as parking lots. The remaining is undeveloped. The Partnership’s plan is to develop the remaining acre of land to generate more operating income for the Partnership in this fast-growing market.

In January 2005, the Partnership entered into a contract with a construction company for $10,300,000 to build a three-story office building at a 5-acre land known as Brier Corporate Center with a total of 109,000 gross square feet and 104,000 rentable square feet. The core and shell of the project is estimated to be substantially completed in December 2005. As of September 30, 2005, construction and other costs of $9,536,000 had been incurred. A new lease with a ten-year term for office space of approximately 87,000 square feet at Brier Corporate Center was signed in the first quarter of 2005. This tenant should occupy the new building in January 2006. This new lease should increase the occupancy rate to 84% at the commencement of operations at Brier Corporate Center in January 2006.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building known as Three Carnegie with a total of 86,200 gross square feet. In July 2005, Three Carnegie was transferred from construction in progress to land and building when the core and shell of the property was substantially completed and the first tenant moved in during July 2005.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

Revenue

Rental income increased $89,000, or 3%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to increases in occupancy at Three Carnegie which commenced operations in July 2005, as well as an increase in occupancy at One Carnegie Plaza, offset by a decrease in occupancy at One Parkside (as discussed above).

Expenses

Operating expenses increased $164,000, or 14%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to increases in utility costs, earthquake insurance, property taxes expenses resulting from the reassessment value of Carnegie Business Center I, as well as the commencement of operations at Three Carnegie, offset by a reduction in property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $117,000, or 18%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in 2005.

General and administrative expenses decreased $47,000, or 15%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005 (See Note 5 of the financial statements).

Non-operating income / expenses

Interest expense decreased $37,000, or 11%, during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to capitalization of interest to Three Carnegie and Brier Corporate Center during the construction period, offset by an increase in interest rates from the lines of credit.

Income from discontinued operations during the three months ended September 30, 2004, reflected the net operating income from one sold property (See Note 3 of the financial statements).

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Revenue

Rental income increased $239,000, or 3%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to an increase in occupancy at Three Carnegie which commenced operations in July 2005, as well as an increase in occupancy at One Carnegie Plaza, offset by decrease in occupancy at One Parkside (as discussed above).

Expenses

Operating expenses increased $162,000, or 5%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to an increase in utility costs, earthquake insurance and property taxes expenses resulting from the reassessment value of Carnegie Business Center I, as well as the commencement of operations at Three Carnegie, offset by a reduction in property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $255,000, or 13%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in 2005.

Expenses associated with undeveloped land decreased $7,000, or 5%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to capitalization of property taxes and insurance at three Carnegie and Brier Corporate Center during their construction periods.

General and administrative expenses decreased $197,000, or 21%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005 (See Note 5 of the financial statements).

Non-operating income / expenses

Interest expense decreased $20,000, or 2%, during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to capitalization of interest at Three Carnegie and Brier Corporate Center during construction, offset by an increase in interest rates from the lines of credit.

Income from discontinued operations during the nine months ended September 30, 2005, resulted from the sale of the property leased to Chuck E. Cheese, as well as the net operating income from the sold property. Income from discontinued operations during the nine months ended September 30, 2004, reflected the net operating income from the sold property (See Note 3 of the financial statements).

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited consolidated financial statements and the notes thereto.

The Partnership’s liabilities at September 30, 2005, included a note payable, a construction loan, an unsecured note and two lines of credit. The note payable and the two lines of credit totaled approximately $21,615,000, collateralized by properties with an aggregate net book value of approximately $29,616,000. The note payable requires monthly principal and interest payments of $83,000, bears a fixed interest rate of 9.39%, and has a maturity date of June 1, 2006. One line of credit with a total availability of $10,000,000 requires monthly interest-only payments, bears an interest rate of prime plus 0.75% with a floor set at 5.5% (7.25% and 6% as of September 30, 2005 and December 31, 2004, respectively), and has a maturity date of March 5, 2006. Another line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears an interest rate of prime rate (6.5% and 5.25% as of September 30, 2005 and December 31, 2004, respectively), and has a maturity date of April 15, 2007. The construction loan requires monthly interest-only payments (currently the interest payments are drawn from the interest reserve), with a variable interest rate of “LIBOR Rate” plus 2% (5.84% as of September 30, 2005) collateralized by Brier Corporate Center, and has a maturity date of April 27, 2007 (See Note 5 for discussion).

During the second and the third quarters of 2005, the partnership obtained three unsecured notes, which totaled $5,000,000, from Glenborough. One note of $2,000,000 was paid off in November 2005 from the draw of a line of credit collateralized by One Carnegie and Carnegie Business Center II. The Partnership intends to pay off the remaining note when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

In the third quarter of 2005, the Partnership extended the line of credit collateralized by Carnegie One and Carnegie Business Center II from September 5, 2005 to March 5, 2006, and increased the total availability from $6,000,000 to $10,000,000. The Partnership intends to pay off this line of credit when the pending refinance closes in the fourth quarter of 2005 (as discussed below).

The Partnership intends to refinance the above fixed-rate loan, the lines of credit and the unsecured notes. In the third quarter of 2005, a loan application was submitted and withdrawn due to disagreement on the loan terms and conditions between the Partnership and the lender. In October 2005, a loan application was submitted to a different lender. This loan would total $26.8 million, would bear interest at a lower fixed rate of 5.46% with a 10-year term, and would be collateralized by seven properties. This loan would also provide a one-time loan assumption and a release provision for an individual asset. The loan is estimated to close in the fourth quarter of 2005. No assurance can be made that circumstances will not arise which could impact the closing of the pending refinance to repay the above two notes and a line of credit at their maturities.

In February 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31, 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are limited, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at September 30, 2005, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

As of September 30, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loan	$58	$8,132	$—	$—	$8,190
Secured bank lines of credit and construction loan	—	14,453	—	—	14,453
Unsecured note	5,000		—	—	5,000
Interest on indebtedness (1)	498	1,238	—	—	1,736
Construction contract commitment (2)	2,200	—	—	—	2,200

Total	$7,756	$23,823	$––	$––	$31,579

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at September 30, 2005.

(2)	In January 2005, the Partnership entered into a contract with a construction company for $10,300,000 to build a three-story office building with a total of 109,000 gross square feet, known as Brier Corporate Center. The core and shell of the project is estimated to be substantially completed in December 2005. As of September 30, 2005, the contract costs of $8,100,000 had been incurred. The construction contract for Three Carnegie was completed in July 2005.

The Partnership knows of no other demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured and unsecured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2005, the Partnership’s cash provided by operating activities totaled $1,803,000.

The $161,000 increase in accounts receivable at September 30, 2005, compared to December 31, 2004, was primarily due to the timing of receipts for tenant rents.

The $639,000 increase in deferred costs at September 30, 2005, compared to December 31, 2004, was primarily due to lease commissions paid for Three Carnegie and Brier Corporate Center.

The $394,000 increase in prepaid expenses and other assets at September 30, 2005, compared to December 31, 2004, was primarily due to an increase in straight line rent receivable, offset by a decrease in prepaid insurance and impound account related to the note payable.

The $79,000 increase in accounts payable and other liabilities at September 30, 2005, compared to December 31, 2004, was primarily due to accruals of property operating expenses, investor service expenses and redemptions, offset by the payment of distributions to the General Partner, which were accrued in 2004.

Investing Activities

During the nine months ended September 30, 2005, the Partnership’s cash used for investing activities totaled $10,041,000, which consisted of $2,032,000 in net proceeds from the sale of the property leased to Chuck E. Cheese, and the partial collection of $71,000 from a note receivable related to tenant improvements, offset by $1,347,000 used for building and tenant improvements, and $10,797,000 used for construction costs at Three Carnegie and Brier Corporate Center.

Financing Activities

During the nine months ended September 30, 2005, the Partnership’s cash provided by financing activities totaled $8,271,000, which consisted of $4,315,000 from draws on lines of credit, and $6,028,000 from draws on the construction loan and unsecured note (as discussed above), offset by $165,000 in principal payments on the note payable, $328,000 in payments of loan fees for the construction loan and lines of credit, $678,000 in payment of redemption for 1,390 limited partnership units, and $901,000 in payment of distributions to limited partners.

Cash flows

For the nine months ended September 30, 2005, cash provided by operating activities was $1,803,000, as compared to $2,258,000 for the same period in 2004. The change was primarily due to increases in building operating expenses and timing of rental income receipts. For the nine months ended September 30, 2005, cash used for investing activities was $10,041,000, as compared to $2,283,000 for the same period in 2004. The change was primarily due to cash paid for construction costs at Three Carnegie and Brier Corporate Center, offset by proceeds from the property sale in 2005. For the nine months ended September 30, 2005, cash provided by financing activities was $8,271,000, as compared to $780,000 for the same period in 2004. The change was primarily due to an increase in borrowings from lines of credit and unsecured notes in 2005.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s intent to refinance existing debt and pay off certain existing notes after the pre-payment periods expire;

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop its remaining one acre of land to generate more operating income;

•	The Partnership’s belief that its cash balance and cash generated by its operations, sales and financings will be sufficient to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio; and

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	unanticipated inability to close financing that currently is in process in the amount expected on or before the date expected;

•	failure to obtain anticipated outside financing;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	risks and uncertainties affecting property development and construction including construction delays, cost overruns, our inability to obtain permits and public opposition to these activities;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive; and

•	the unpredictability of both the frequency and final outcome of litigation.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2005	2006	2007	Total	Fair Value
	(in thousands)
Secured Fixed Rate Debt	$58	$8,132	$—	$8,190	$8,398
Average interest rate	9.39%	9.39%	—	9.39%

Secured Variable Rate-line of credit and construction note	$—	$6,000	$8,453	$14,453	$14,453
Average interest rate	––%	7.25%	6.42%	6.76%

Unsecured Variable Rate-note	$5,000	$—	$—	$5,000	$5,000
Average interest rate	6.5%	—%	—%	6.5%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $25,000, based upon the balances outstanding on variable rate instruments at September 30, 2005.

As of September 30, 2005, the Partnership had no investments in interest-bearing certificates of deposit. The Partnership does not own any derivative instruments.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 14, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 14, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner