Form 10-K
period 2005-12-31
RANCON REALTY FUND V
filed 2006-03-31
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2005

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits: The index of exhibits is contained herein on page number 43.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC, a Delaware limited liability company (“RRF V SUB”) and is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (as discussed in Item 2) which have been contributed to RRF V SUB by the Partnership.

In 2005, a total of 2,204 Units of limited partnership interest (the “Units”) were redeemed at an average price of $488. As of December 31, 2005, there were 85,206 Units outstanding.

The partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Competition Within the Market

The Partnership competes in the leasing of its properties primarily with other available properties in the local real estate market. Other than Fund IV, management is not aware of any specific competitors of the Partnership’s properties doing business on a significant scale in the local market. Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to sell earlier than anticipated or refinance a property at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies.

Item 1A. Risk Factors

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

We are not aware of any current liabilities related to environmental matters that are material to us. However, the foregoing risk factor is provided because such risks are inherent to real estate ownership.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved SEC Staff Comments

None.

Item 2. Properties

Tri-City Corporate Centre

In 1985, the Partnership acquired a total of 76.21 acres of partially developed land in Tri-City for an aggregate purchase price of $14,118,000. In 1984 and 1985, a total of 76.56 acres within Tri-City were acquired by Fund IV.

Tri-City is located at the northeastern quadrant of the intersection of Interstate 10 (San Bernardino Freeway) and Waterman Avenue in the southernmost part of the City of San Bernardino, and is in the heart of the Inland Empire, the most densely populated area of San Bernardino and Riverside counties.

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 12.8 million square feet of office space and an overall vacancy rate of approximately 10.75% as of December 31, 2005, according to a study conducted by an independent broker.

As of December 31, 2005, the Partnership owned eleven rental properties (“Tri-City Properties”), and approximately 9.5 acres of land (“Tri-City Land”). Construction has commenced on an approximately 5.5 acres of land. The remaining 3.5 acres are currently used as parking lots and the remaining is undeveloped. The Partnership’s plan is to develop more properties on the remaining acres of unimproved land to generate more operating income for the Partnership in this fast-growing market. Within Tri-City as of December 31, 2005, the Partnership has 525,000 square feet of office space with a vacancy rate of 17%, 51,000 square feet of industrial space with a vacancy rate of 19% and 42,000 square feet of retail space with no vacancy.

Tri-City Properties

The Partnership’s improved properties in the Tri-City Corporate Centre are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,278

Two Carnegie Plaza	Two-story office building	68,957

Carnegie Business Center II	Two industrial buildings	50,867

Lakeside Tower	Six-story office building	112,791

One Parkside	Four-story office building	70,068

Bally’s Health Club (Bally’s)	Health club facility	25,000

Outback Steakhouse (Outback)	Restaurant	6,500

Palm Court Retail #3	Retail	6,004

Two Parkside	Three-story office building	82,004

Pat & Oscars	Restaurant	5,100

Three Carnegie (commenced operation in July 2005)	Two-story office building	83,635

Three Carnegie started construction in January 2004, and was completed and commenced operation in July 2005.

These eleven properties total approximately 618,000 rentable square feet and offer a wide range of office, retail and industrial products to the market.

Occupancy rates for the Partnership’s Tri-City buildings for each of the five years ended December 31, 2005 were as follows:

	2005	2004	2003	2002	2001
One Carnegie Plaza	100%	98%	100%	95%	78%
Two Carnegie Plaza	95%	100%	100%	97%	85%
Carnegie Business Center II	81%	87%	82%	91%	89%
Lakeside Tower	94%	95%	98%	93%	95%
One Parkside	80%	97%	100%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	100%
Two Parkside	100%	100%	65%	N/A	N/A
Pat & Oscars	100%	100%	N/A	N/A	N/A
Three Carnegie	20%	N/A	N/A	N/A	N/A

Weighted average occupancy	84%	97%	93%	95%	90%

In 2005, management renewed thirteen leases, totaling 85,134 square feet and executed fifteen new leases totaling 162,797 square feet of space. In 2006, fifteen leases, totaling 100,903 square feet, are due to expire. Of these, management has renewed eleven leases totaling 66,986 square feet. One tenant of 2,695 square feet will vacate upon expiration of its lease. One tenant will move to a newly constructed building managed by Fund IV, and one tenant occupying 4,500 square feet will relocate out of their temporary office to a newly constructed building, managed by the Partnership, when its office improvement of approximately 18,000 square feet is completed. The remaining one tenant occupying approximately 10,000 square feet of space has not yet indicated whether it plans to renew its lease or vacate the premises. Management is actively marketing the available space within the Partnership’s properties.

The annual effective rents per square foot for each of the five years ended December 31, 2005 were as follows:

	2005	2004	2003	2002	2001
One Carnegie Plaza	$17.91	$17.27	$16.65	$15.11	$15.46
Two Carnegie Plaza	$18.16	$17.42	$16.61	$16.15	$15.79
Carnegie Business Center II	$12.68	$11.70	$11.46	$11.20	$11.27
Lakeside Tower	$22.48	$22.20	$22.00	$20.56	$20.09
One Parkside	$20.39	$20.58	$20.13	$19.92	$19.22
Bally’s Health Club	$11.33	$11.33	$11.33	$11.33	$11.33
Outback Steakhouse	$15.23	$15.23	$15.23	$15.23	$15.23
Palm Court Retail # 3	$22.98	$22.98	$22.98	$22.98	$22.98
Two Parkside	$23.60	$22.98	$22.20	N/A	N/A
Pat & Oscars	$17.65	$17.65	N/A	N/A	N/A
Three Carnegie	$20.82	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December 2005 rental income for each tenant by the total square feet occupied at the property.

The Partnership’s Tri-City properties had the following tenants that occupied a significant portion of the net rentable square footage as of December 31, 2005:

	(i)	(ii)	(iii)	(iv)	(v)	(vi)
Tenant	Computer Associates	Paychex	Chicago Title	First Franklin Financial	Gresham, Savage, Nolan&Tilden	Arrowhead Central Credit Union
Building	One Carnegie Plaza	One Carnegie Plaza	One Parkside	Two Parkside	Two Parkside	One Carnegie Plaza & Two Parkside

Nature of Business	Software	Payroll Service	Real Estate Services	Mortgage	Law Firm	Credit Union

Lease Term	1 yr	4 yrs	3 yrs & 5 yrs	5 yrs	5 yrs	1 yr & 7 yrs

Expiration Date	1/31/06	7/31/09	5/31/07 & 2/28/09	2/28/09	3/31/2009	9/30/2006 & 9/30/2010

Square Feet	16,723	22,180	16,627& 16,316	14,422	14,579	10,124 & 53,003

(% of rentable total)	3%	4%	6%	3%	3%	12%

Rent	$282,000 per year	$413,000 per year	$735,000 per year	$348,000 per year	$351,000 per year	$168,000 & $1,236,000 per year

Future Rent Increases	n/a	3% in 8/2007 & 8/2008	CPI annually	3% annually	3% annually	3% annually

Renewal Options	n/a	n/a	Two 5-yr. options	One 3-yr. option	One 5-yr. option	Three 1-yr. & Two 2-yr. options

continued

	(vii)	(viii)
Tenant	Holiday Spa Health Club	Lewis, D’Amato, Brisbois
Building	Bally’s	Lakeside Tower

Nature of Business	Health Club	Law Firm

Lease Term	14 yrs	10 yrs

Expiration Date	12/31/10	12/31/12

Square Feet	25,000	19,778

(% of rentable total)	5%	4%

Rent	$283,000 per year	$443,000 per year

Future Rent Increases	15% in 2006	3% annually

Renewal Options	Three 5-yr. options	Two 4-yr. options

Computer Associates will relocate to a new building in the first quarter of 2006.

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following notes and line of credit:

Collateral	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Brier Corporate Center	$7,024,000	Construction Note	LIBOR plus 2% (6.37%)	Interest-only	4/27/07
Two Parkside	$4,000,000	Line of credit	Prime rate (7.25%)	Interest-only	4/15/07
Seven properties (listed below)	$26,800,000	Note	5.46%	Principal & Interest	1/01/2016

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza buildings, and two lines of credit, which were collateralized by One Carnegie Plaza, Carnegie Business Center II and Two Parkside buildings. The previous note had a balance of approximately $8.132 million at the time of the refinance, a maturity date of June 1, 2006, and a fixed interest rate of 9.39%. There was no prepayment penalty incurred at the time of payoff of this note. The two lines of credit had balances of approximately $10 million and $7.425 million, respectively, and a variable interest rate of Prime Rate of 8% and 7.25%, respectively. At the time of refinance, the line of credit collateralized by Two Parkside was paid down to a $0 balance, and the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II was paid off in full. After the payoff, the two assets were then released and used as collateral for the new note payable. The new note is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This new note in the amount of $26.8 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $151,000. This note provides a one-time loan assumption and a release provision for individual assets. The net note proceeds were then added to the Partnership cash reserve. At the time of the closing, the loan proceeds were distributed as follows (in thousands):

New note proceeds (seven properties-discussed above)	$26,800
Note payoff (three properties-discussed above)	(8,132)
Line of credit pay down (Two Parkside)	(7,425)
Line of credit payoff (One Carnegie Plaza & Carnegie Business Center II)	(10,000)
New loan fees and others	(390)

Net proceeds from new note	$853

Tri-City Land

As of December 31, 2005, the Partnership owned approximately 9.5 acres of land, 5.5 acres are under construction, 3.5 acres are currently used as parking lots, and the remaining is undeveloped. The Partnership’s plan is to develop the remaining land to generate more operating income for the Partnership in this fast-growing market.

In January 2005, the Partnership entered into a contract with a construction company for $10,300,000 to build a three-story office building on a 5-acre land parcel known as Brier Corporate Center with a total of 109,000 gross square feet and 104,000 rentable square feet. The core and shell of the project was substantially completed in January 2006. As of December 31, 2005, construction and other costs of $14,986,000 had been incurred. A new tenant with a ten-year term for office space of approximately 87,000 square feet moved in to the Brier Corporate Center in the first quarter of 2006.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building known as Three Carnegie with a total of 86,200 gross square feet. In July 2005, the cost of three Carnegie was transferred from construction in progress to land and building.

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

Holders

As of December 31, 2005, there were 8,994 holders of Partnership Units.

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

In 2005, the Partnership distributed from operations $1,802,000 to the Limited Partners and accrued distributions of $200,000 for the General Partner. The accrued distribution was paid to the General Partner in January 2006.

In 2004, the Partnership distributed from operations $1,555,000 to the Limited Partners and accrued distributions of $172,000 for the General Partner. The accrued distribution was paid to the General Partner in January 2005.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2005 (in thousands, except per Unit data):

	2005	2004	2003	2002	2001
Rental revenue	$10,331	$10,078	$8,344	$7,349	$6,800
Income before discontinued operations	$819	$737	$543	$93	$(257)
Income from discontinued operations	$1,255	$63	$65	$—	$2,972
Net income	$2,074	$800	$608	$93	$2,715
Net income allocable to Limited Partners	$1,927	$720	$547	$84	$2,577
Net income per Unit	$22.31	$8.16	$6.08	$0.90	$27.37
Total assets	$66,654	$45,694	$42,648	$39,625	$40,997
Long-term obligations	$37,824	$17,465	$13,828	$8,742	$8,910
Cash distributions per Unit	$21.48	$17.67	$15.18	$13.20	$11.50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Overview

During 2005, the Partnership redeemed a total of 2,204 Units of limited partnership interest (the “Units”) at an average price of $488. As of December 31, 2005, there were 85,206 Units outstanding.

Leasing activities

During 2005, management renewed thirteen leases, totaling 85,134 square feet and executed fifteen new leases totaling 162,797 square feet of space. In 2006, fifteen leases, totaling 100,903 square feet, are due to expire. Of these, management has renewed eleven leases totaling 66,986 square feet. Two tenants will vacate upon expiration of their leases and one tenant occupying 4,500 square feet will relocate out of their temporary office to a newly constructed building, when its office improvement of approximately 18,000 square feet is completed. The remaining one tenant occupying approximately 10,000 square feet of space has not yet indicated whether it plans to renew its lease or vacate the premises. Management is actively marketing the available space within the Partnership’s properties.

Construction

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building on a one-acre land parcel known as Three Carnegie with a total of 86,200 gross square feet and 83,600 rentable square feet. Three Carnegie commenced operations when the core and shell of the property was substantially completed and the first tenant moved in during July 2005.

In January 2005, the Partnership entered into a contract with a construction company for $10,300,000 to build a three-story office building on a 5-acre land parcel known as Brier Corporate Center with a total of 109,000 gross square feet and 104,000 rentable square feet. The core and shell of the project was substantially completed in January 2006. As of December 31, 2005, construction and other costs of $14,986,000 had been incurred. A new tenant with a ten-year term for office space of approximately 87,000 square feet moved in to the Brier Corporate Center in the first quarter of 2006.

Disposition

In February 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

Financing

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Lakeside, One Parkside Tower and Two Carnegie Plaza buildings, and two lines of credit, which were collateralized by One Carnegie Plaza, Carnegie Business Center II and Two Parkside buildings. The previous note had a balance of approximately $8.132 million at the time of the refinance, a maturity date of June 1, 2006, and a fixed interest rate of 9.39%. There was no prepayment penalty incurred at the time of payoff of this note. The two lines of credit had balances of approximately $10 million and $7.425 million, respectively, and a variable interest rate of Prime Rate of 8% and 7.25%, respectively. At the time of refinance, the line of credit collateralized by Two Parkside was paid down to a $0 balance, and the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II was paid off in full. After the payoff, the two assets were then released and used as collateral for the new note payable. The new note is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This new note in the amount of $26.8 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $151,000. This note provides a one-time loan assumption and a release provision for an individual asset. The net note proceeds were then added to the Partnership cash reserve.

Tri-City Land

As of December 31, 2005, the Partnership owned approximately 9.5 acres of land, 5.5 acres are under construction and 3.5 acres are currently used as parking lots, and the remaining is undeveloped. The Partnership’s plan is to develop the remaining acre of land to generate more operating income for the Partnership in this fast-growing market.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Revenue

Rental income increased $253,000, or 3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in occupancy at Three Carnegie which commenced operations in July 2005, offset by decreases in occupancy at Carnegie Business Center II and One Parkside (as discussed above).

Expenses

Operating expenses slightly increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in utility costs, earthquake insurance and property taxes expenses resulting from the reassessment value of Carnegie Business Center I, as well as the commencement of operations at Three Carnegie, offset by a reduction in property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $361,000, or 14%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in 2005.

Expenses associated with undeveloped land decreased $33, or 17%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to capitalization of property taxes and insurance at Three Carnegie and Brier Corporate Center during their construction periods.

General and administrative expenses decreased $219,000, or 18%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase in the expenses related to the refinance which was withdrawn in the third quarter of 2005.

Non-operating income / expenses

Interest expense increased $32,000, or 3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in interest rates from the lines of credit, offset by the capitalization of interest at Three Carnegie and Brier Corporate Center during construction.

Income from discontinued operations for the year ended December 31, 2005, resulted from the sale of the property leased to Chuck E. Cheese, as well as the net operating income from the sold property. Income from discontinued operations during the year ended December 31, 2004, reflected the net operating income from the sold property (See Note 3 of the financial statements).

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenue

Rental income increased $1,734,000, or 21%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in occupancy at Pat & Oscars which commenced operations in March 2004, and an increase in occupancy at Two Parkside.

Expenses

Property operating increased $557,000, or 15%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to the commencement of operations at Pat & Oscars, as well as increase in occupancy at Two Parkside.

Depreciation and amortization expense increased $267,000, or 12%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to depreciation of new buildings, land improvements and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $84,000, or 30%, for year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to decreased capitalization of property taxes and insurance at the East Lake pad and Three Carnegie during the construction period.

General and administrative expenses decreased $82,000, or 7%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in investor service expenses related to printing, postage and investor open house expenses.

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

Income from discontinued operations for the year ended December 31, 2004 and 2003 reflected the net operating income from the sold property leased to Chuck E. Cheese (See Note 3 of the financial statements).

Liquidity and Capital Resources

The Partnership’s liabilities at December 31, 2005, included a note payable, a line of credit and a construction loan. The note payable and the line of credit totaled approximately $30,800,000, collateralized by properties with an aggregate net book value of approximately $26,277,000. The note payable requires monthly principal and interest payments of $151,000, bears a fixed interest rate of 5.46%, and has a maturity date of January 1, 2016. The line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears interest at the prime rate (7.25% and 5.25% as of December 31, 2005 and 2004, respectively), and has a maturity date of April 15, 2007. The construction loan requires monthly interest-only payments (currently the interest payments are drawn from the interest reserve), with a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), is collateralized by Brier Corporate Center, and has a maturity date of April 27, 2007 (See Note 5 of the financial statement for discussion).

During the second and the third quarters of 2005, the partnership obtained three unsecured notes, which totaled $5,000,000, from Glenborough. As of December 31, 2005, these three notes were paid off in full to Glenborough.

In the third quarter of 2005, the Partnership extended the line of credit collateralized by Carnegie One and Carnegie Business Center II from September 5, 2005 to March 5, 2006, and increased the total availability from $6,000,000 to $10,000,000. This line of credit was paid off in full in the fourth quarter of 2005 (as discussed below).

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza buildings, and two lines of credit, which were collateralized by One Carnegie Plaza, Carnegie Business Center II and Two Parkside buildings. The previous note had a balance of approximately $8.132 million at the time of the refinance, a maturity date of June 1, 2006, and a fixed interest rate of 9.39%. There was no prepayment penalty incurred at the time of payoff of this note. The two lines of credit had balances of approximately $10 million and $7.425 million, respectively, and a variable interest rate of Prime Rate of 8% and 7.25%, respectively. At the time of refinance, the line of credit collateralized by Two Parkside was paid down to a $0 balance, and the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II was paid off in full. After the payoff, the two assets were then released and used as collateral for the new note payable. The new note is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This new note in the amount of $26.8 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $151,000. This note provides a one-time loan assumption and a release provision for an individual asset. The net note proceeds were then added to the Partnership cash reserve.

In February 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. On March 31, 2005, the sale closed and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2005 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2005, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loan	$355	$768	$855	$24,822	$26,800
Collateralized bank line of credit	—	4,000	—	—	4,000
Collateralized construction loan	—	7,024	—	—	7,024
Interest on indebtedness (1)	1,463	3,845	2,781	6,511	14,600
Construction contract commitment (2)	—	2,581	—	—	2,581

Total	$1,818	$18,218	$3,636	$31,333	$55,005

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2005.
(2)	In January 2005, the Partnership entered into a contract with a construction company for $10,337,000 to build a two-story office building with a total of 104,000 square feet. The Partnership also entered into a contract with the construction company for $4,708,000 to build an office space of approximately 87,000 square feet at this new building. The project is known as Brier Corporate Center. The project was substantially completed and the first tenant moved in during the first quarter of 2006. As of December 31, 2005, construction and tenant improvement costs of $12,464,000 had been incurred.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2005, the Partnership’s cash provided by operating activities totaled $3,397,000.

The $38,000 decrease in accounts receivable at December 31, 2005, compared to December 31, 2004, was primarily due to the timing of receipts for tenant rents.

The $932,000 increase in deferred costs at December 31, 2005, compared to December 31, 2004, was primarily due to lease commissions paid for Three Carnegie and Brier Corporate Center.

The $312,000 decrease in prepaid expenses and other assets at December 31, 2005, compared to December 31, 2004, was primarily due to a decrease in the impound account resulting from a refund after the note payoff, offset by an increase in the straight line rent receivable.

The $96,000 decrease in accounts payable and other liabilities at December 31, 2005, compared to December 31, 2004, was primarily due to payments of property taxes and interest expense, offset by accruals of property operating expenses and investor service expenses.

The $97,000 increase in prepaid rents at December 31, 2005 was due to January 2006 rents received in December 2005, offset by January 2005 rents received in December 2004.

Investing Activities

During the year ended December 31, 2005, the Partnership’s cash used for investing activities totaled $17,545,000, which consisted of $2,971,000 used for building and tenant improvements and $16,696,000 used for construction costs at Three Carnegie and Brier Corporate Center, offset by $2,032,000 in net proceeds from the sale of the property leased to Chuck E. Cheese and the partial collection of $90,000 from a note receivable related to tenant improvements.

Financing Activities

During the year ended December 31, 2005, the Partnership’s cash provided by financing activities totaled $16,618,000, which consisted of $26,800,000 from proceeds of a new note, $7,024,000 from draws on the construction loan, and $12,315,000 from draws on lines of credit, offset by $223,000 of principal payments on a note payable, $8,132,000 for the loan payoff, $17,425,000 for the payoff and pay-down on two lines of credit, $744,000 in payments of loan fees primarily for the new note, $1,974,000 in payment of distributions to limited partners, and $1,023,000 in payment of redemption for 2,204 limited partnership units.

Cash flows

For the year ended December 31, 2005, cash provided by operating activities was $3,397,000, as compared to $2,678,000 for the same period in 2004. The change was primarily due to increases in building operating income for a newly constructed building, lease commissions for new leases at the new building, and a refund from an impound account for a loan paid off in the fourth quarter of 2005. For the year ended December 31, 2005, cash used for investing activities was $17,545,000, as compared to $4,193,000 for the same period in 2004. The change was primarily due to cash paid for construction costs at Three Carnegie and Brier Corporate Center, offset by proceeds from the property sale in 2005. For the year ended December 31, 2005, cash provided by financing activities was $16,618,000, as compared to $1,346,000 for the same period in 2004. The change was primarily due to increases in borrowings from a new loan with a lower interest rate, and draws from a construction loan, offset by a payoff of a loan with a higher interest rate.

For the year ended December 31, 2004, cash provided by operating activities was $2,678,000, as compared to $2,816,000 for the same period in 2003. The change was primarily due to decreases in prepaid rent and lease commissions. For the year ended December 31, 2004, cash used for investing activities was $4,193,000, as compared to $7,962,000 for the same period in 2003. The change was primarily due to a decrease in new tenant improvements at Two Parkside which was constructed in 2003. For the year ended December 31, 2004, cash provided by financing activities was $1,346,000, as compared to $2,694,000 for the same period in 2003. The change was primarily due to a decrease in draws on the lines of credit.

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

The actual value of the Partnership’s portfolio of properties and land held for development could be different from their carrying amounts.

New Accounting Pronouncements

In April 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This Interpretation clarifies that conditional obligations meet the definition of an asset-retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore, should be recognized if their fair value is reasonably estimable. The Interpretation provides additional guidance to evaluate whether fair value is reasonably estimable. Companies must adopt this Interpretation no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation 47 did not have a material impact on our financial position, net earnings or cash flows.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop its remaining one acre of land to generate more operating income;

•	The Partnership’s belief that its cash balance and cash generated by its operations, sales and financings will be sufficient to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its properties are competitive within its market;

•	The Partnership’s expectation to achieve certain occupancy levels;

•	The Partnership’s estimation of market strength; and

•	The Partnership’s knowledge of any material environmental matters or issues relating to the landfill property.

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date						Total	Fair Value
	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Collateralized Fixed Rate debt	$355	$374	$394	$416	$439	$24,822	$26,800	$26,991
Average interest rate	5 .46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

Collateralized Variable Rate Debt	$—	$11,024	$—	$—	$—	$—	$11,024	$11,024
Average interest rate	—%	6.69%	—%	—%	—%	—%	6.69%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $14,000, based upon the balances outstanding on variable rate instruments at December 31, 2005.

As of December 31, 2005, the Partnership had cash equivalents of $2,222,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2005, the Partnership did not incur any expenses or costs reimbursable to RFC or any other affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed $20,250, $71,000 and $67,500 in 2005, 2004 and 2003, respectively for audit services rendered by the former accountant. The Partnership was billed $80,000 in 2005 for audit services rendered by the principal accountant.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.2 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 21, 2005).

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,

a California Limited Partnership

	By		Rancon Financial Corporation
a California corporation
its General Partner

Date: March 31, 2006		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 31, 2006	By:		/s/ Daniel L. Stephenson
Daniel L. Stephenson,
Its General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 27, 2006

Report of Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND V, A California Limited Partnership:

We have audited the accompanying consolidated balance sheet of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 and 2003 information in the accompanying financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005, except for the

last paragraph of Note 3 which is

as of March 28, 2006

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except unit amounts)

	2005	2004
Assets
Investments in real estate:
Rental properties	$57,538	$49,566
Accumulated depreciation	(14,693)	(13,330)

Rental properties, net	42,845	36,236

Construction in progress	15,437	4,099
Land held for development	899	870

Total real estate investments	59,181	41,205

Cash and cash equivalents	3,437	967
Note and accounts receivable	704	832
Deferred costs, net of accumulated amortization of $1,061 and $1,123 at December 31, 2005 and 2004, respectively	2,666	1,689
Prepaid expenses and other assets	666	1,001

Total assets	$66,654	$45,694

Liabilities and Partners’ Equity
Liabilities:
Notes payable and lines of credit	$37,824	$17,465
Accounts payable and other liabilities	759	774
Construction costs payable	2,545	1,022
Prepaid rent	212	115

Total liabilities	41,340	19,376

Commitments and contingent liabilities (Note 6)

Partners’ equity:
General Partner	(610)	(557)
Limited partners, 85,206 and 87,410 limited partnership units outstanding at December 31, 2005 and 2004, respectively	25,924	26,875

Total partners’ equity	25,314	26,318

Total liabilities and partners’ equity	$66,654	$45,694

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

(in thousands, except per unit amounts and units outstanding)

	2005	2004	2003
Operating Revenue – Rental income	$10,331	$10,078	$8,344

Operating Expenses
Property operating	4,251	4,217	3,660
Depreciation and amortization	2,934	2,573	2,306
Expenses associated with undeveloped land	159	192	276
General and administrative	1,023	1,242	1,160

Total operating expenses	8,367	8,224	7,402

Operating income	1,964	1,854	942

Interest and other income	84	80	110
Interest expense	(1,229)	(1,197)	(509)

Income before discontinued operations	819	737	543

Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	1,255	63	65

Net income	$2,074	$800	$608

Basic and diluted income per limited partnership unit:
Continuing operations	$8.54	$7.52	$5.43
Discontinued operations	13.77	0.64	0.65

Net income	$22.31	$8.16	$6.08

Weighted average number of limited partnership units outstanding during each year	86,368	88,258	89,969

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2002	$(375)	$29,860	$29,485
Redemption of limited partnership units	—	(749)	(749)
Net income	61	547	608
Distributions ($15.18 per limited partnership unit)	(151)	(1,353)	(1,504)

Balance (deficit) at December 31, 2003	(465)	28,305	27,840

Redemption of limited partnership units	—	(595)	(595)
Net income	80	720	800
Distributions ($17.67 per limited partnership unit)	(172)	(1,555)	(1,727)

Balance (deficit) at December 31, 2004	(557)	26,875	26,318

Redemption of limited partnership units	—	(1,076)	(1,076)

Net income	147	1,927	2,074
Distributions ($21.48 per limited partnership unit)	(200)	(1,802)	(2,002)

Balance (deficit) at December 31, 2005	$(610)	$25,924	$25,314

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,074	$800	$608
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(1,202)	—	—
Depreciation and amortization (including discontinued operations)	2,938	2,620	2,328
Amortization of loan fees, included in interest expense (including discontinued operations)	168	154	60
Changes in certain assets and liabilities:
Accounts receivable	38	9	222
Deferred costs	(932)	(600)	(819)
Prepaid expenses and other assets	312	(116)	(119)
Accounts payable and other liabilities	(96)	214	18
Prepaid rent	97	(403)	518

Net cash provided by operating activities	3,397	2,678	2,816

Cash flows from investing activities:
Net proceeds from sale of real estate	2,032	—	—
Payments received from tenant improvement note receivable	90	110	115
Additions to real estate investments	(19,667)	(4,303)	(8,077)

Net cash used for investing activities	(17,545)	(4,193)	(7,962)

Cash flows from financing activities:
Proceeds from new note payable	26,800	—	—
Draws from construction loan	7,024	—	—
Draws on lines of credit	12,315	3,840	5,270
Principal payments on note payable	(223)	(203)	(184)
Payoff of note payable	(8,132)	—	—
Payments on lines of credit	(17,425)	—	—
Loan fees	(744)	(141)	(139)
Distributions to limited partners and General Partner	(1,974)	(1,555)	(1,504)
Redemption of limited partnership units	(1,023)	(595)	(749)

Net cash provided by financing activities	16,618	1,346	2,694

Net increase (decrease) in cash and cash equivalents	2,470	(169)	(2,452)

Cash and cash equivalents at beginning of year	967	1,136	3,588

Cash and cash equivalents at end of year	$3,437	$967	$1,136

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest of $790, $118 and $472 in 2005, 2004 and 2003, respectively)	$1,851	$1,161	$896

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$101	$48	$36
Redemption payable	(101)	(48)	(36)

	$—	$—	$—

Distribution to General Partner	$200	$172	$—
Distribution payable	(200)	(172)	—

	$—	$—	$—

Construction costs	$1,523	$948	$954
Construction costs payable	(1,523)	(948)	(954)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$1,061	$12,201	$—

Adjustment of balance sheet for fully amortized deferred costs	$831	$172	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC, a Delaware limited liability company (“RRF V SUB”) which is wholly owned and consolidated by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by seven properties (as discussed in Note 5) which have been contributed to RRF V SUB by the Partnership.

In 2003, 2004 and 2005, a total of 1,998, 1,509 and 2,204 Units were redeemed at average prices of $375, $394 and $488, respectively. As of December 31, 2005, there were 85,206 Units outstanding.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Management Agreement

In January 1995, Glenborough Corporation (“GC”) entered into a ten-year agreement with the Partnership to manage the Partnership’s assets and properties. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”). The Partnership paid Glenborough for its services as follows: (i) a specified asset administration fee ($661,000 and $652,000 in 2004 and 2003, respectively); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% ($73,000 and $59,000 in 2004 and 2003, respectively) and (iv) a management fee of 5% of gross rental receipts. Glenborough is not an affiliate of RFC or the Partnership.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership has engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($60,000 in 2005); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($300,000 in 2005); (iv) a leasing services fee ($231,000 in 2005); (v) a sales fee of 2% for improved properties ($43,000 in 2005) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount ($402,000 in 2005); and (vii) a development fee equal to 5% of the hard costs of the development project ($852,000 in 2005). The hard costs exclude the cost of the land. The development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Consolidation

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly- owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. In November 2005, the Partnership formed Rancon Realty Fund V Subsidiary LLC, a Delaware limited liability company (“RRF V SUB”) which is wholly owned by the Partnership. Since RRFV SUB is wholly owned by the Partnership, the financial statements of RRFV SUB have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, loans payable, accounts payable, other liabilities, construction costs payable, and lines of credit payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s secured notes payable as of December 31, 2005 and 2004 would be approximately $26,991,000 and $9,259,000, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the interest method, over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration Risk

One tenant represented 14% and 15% of rental income for the years ended December 31, 2005 and 2004, respectively. There are no tenant representing more than 10% of rental income for the year ended December 31, 2003.

Reclassifications

Certain prior year balances have been reclassified to confirm to the current year presentation, with no effect on consolidated net income.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 3. RENTAL PROPERTIES

Rental properties consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Land	$6,293	$6,246
Land improvements	1,536	2,372
Buildings	40,424	32,627
Tenant improvements	9,285	8,321

	57,538	49,566
Less: accumulated depreciation	(14,693)	(13,330)

Total rental properties, net	$42,845	$36,236

The Partnership’s rental properties include six office, four retail and one industrial building, aggregating approximately 618,000 rentable square feet, at the Tri-City Corporate Center in San Bernardino, California.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building at a one-acre land parcel known as Three Carnegie with a total of 83,600 rentable square feet. In July 2005, the cost of Three Carnegie was transferred from construction in progress to land and building when the core and shell of the property was substantially completed and the first tenant moved in during July 2005.

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

Below is a summary of the results of operations of the property leased to Chuck E. Cheese through its disposition date (dollars in thousands):

	2005 (1)	2004	2003
Operating Revenue – rental income	$86	$177	$108

Property operating	29	67	21
Depreciation and amortization	4	47	22

Total operating expenses	33	114	43

Income before gain on sale of real estate	53	63	65
Gain on sale of real estate	1,202	—	—

Income from discontinued operations	$1,255	$63	$65

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Tri-City (approximately 5.5 and 6 acres of land with a cost basis of $817 and $678 as of December 31, 2005 and 2004, respectively)	$15,437	$4,099

The construction and other costs of Three Carnegie were transferred to land and building when the core and shell of the property was completed and the first tenant moved in during July 2005 (See Note 3 for discussion).

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

In January 2005, the Partnership entered into another contract with a construction company for $10,300,000 to build a three-story office building at a five-acre land parcel known as Brier Corporate Center with a total of 109,000 gross square feet. The core and shell of the project has been completed in the first quarter of 2006. As of December 31, 2005, construction, tenant improvement and other costs of $14,986,000 had been incurred.

The site for the remaining 0.5-acre land has been improved. In 2004, the cost of this land parcel was classified under land improvement.

Land held for development consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Tri-City (approximately 4 acres of land as of December 31, 2005 and 2004, respectively)	$899	$870

Currently 0.5 acre of land is undeveloped. The costs capitalized during 2005 for this site were primarily due to site planning fees. The Partnership intends to develop the available land to generate more operating income for the Partnership in this fast-growing market. The remaining 3.5 acres of land are used as parking lots currently.

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Note payable collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,800	$—

Note payable collateralized by Brier Corporate Center. The note has a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), monthly interest-only payments, and a maturity date of April 27, 2007.	7,024	—

Line of credit collateralized by first deed of trust on Two Parkside. The line of credit has a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.25% and 5.25% as of December 31, 2005 and 2004, respectively), monthly interest-only payments, and a maturity date of April 15, 2007.	4,000	3,190

Note payable collateralized by first deeds of trust on Lakeside Tower, One Parkside and Two Carnegie Plaza, The note had a fixed interest rate of 9.39%, and a maturity date of June 1, 2006. The note was paid off in full in the fourth quarter of 2005 (as discussed below).	—	8,355

Line of credit collateralized by first deeds of trust on One Carnegie Plaza and Carnegie Business Center II. The line of credit had a total availability of $6 million as of December 31, 2004, a variable interest rate of “Prime Rate” plus 0.75% with the floor set at 5.5% (6% as of December 31, 2004), monthly interest-only payments, and a maturity date of March 5, 2006. The line of credit was paid off in full in the fourth quarter of 2005.	—	5,920

Total	$37,824	$17,465

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza buildings, and two lines of credit, which were collateralized by One Carnegie Plaza, Carnegie Business Center II and Two Parkside buildings. The previous note had a balance of approximately $8.132 million at the time of the refinance, a maturity date of June 1, 2006, and a fixed interest rate of 9.39%. There was no prepayment penalty incurred at the time of payoff of this

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

note. The two lines of credit had balances of approximately $10 million and $7.425 million, respectively, and a variable interest rate of Prime Rate of 8% and 7.25%, respectively. At the time of refinance, the line of credit collateralized by Two Parkside was paid down to a $0 balance, and the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II was paid off in full. After the payoff, the two assets were then released and used as collateral for the new note payable. The new note is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This new note in the amount of $26.8 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $151,000. This note provides a one-time loan assumption and a release provision for an individual asset. The net note proceeds were then added to the Partnership cash reserve.

In 2005, a construction loan with capacity of $11,917,000, collateralized by Brier Corporate Center was obtained to provide funding for the construction costs at Brier Corporate Center. The Partnership was required to pay a minimum equity contribution to the project in the amount of $4,800,000 prior to the first draw from the construction loan. The Partnership began drawing from the construction loan for the payments of the construction costs at Brier Corporate Center in the third quarter of 2005 after the Partnership had fulfilled the lender’s contribution requirement.

In the third quarter of 2005, the Partnership extended the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II from September 5, 2005 to March 5, 2006, and increased the total availability from $6,000,000 to $10,000,000. This line of credit was paid off in full in the fourth quarter of 2005 (as discussed above).

During the second and the third quarters of 2005, the Partnership obtained three unsecured notes, which totaled $5,000,000, from Glenborough. These three notes were paid off in full during the fourth quarter of 2005.

The annual maturities on the Partnership’s notes payable and line of credit as of December 31, 2005, are as follows (in thousands):

2006	$355
2007	11,398
2008	394
2009	416
2010	439
Thereafter	24,822

Total	$37,824

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2004; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2005, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2010.

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$10,720
2007	10,496
2008	9,229
2009	7,863
2010	6,132
Thereafter	15,889

Total	$60,329

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $521,000, $662,000 and $723,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 8. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2005, 2004 and 2003, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2005	2004	2003
Net income as reported in the accompanying consolidated financial statements	$2,074	$800	$608
Financial reporting depreciation in excess of tax reporting depreciation*	741	723	770
Gains for financial reporting in excess of tax gains	(273)
Property taxes capitalized for tax reporting in excess of financial reporting*	(15)	129	143
Operating expenses reported in a different period for financial reporting than for income tax reporting, net	(84)	(116)	30

Net income for federal income tax purposes*	$2,443	$1,536	$1,551

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Partners’ equity as reported in the accompanying financial statements	$25,314	$26,318

Cumulative provision for impairment of investments in real estate	4,099	4,259
Financial reporting depreciation in excess of tax reporting depreciation*	(5,114)	(4,653)
Tax basis investment in Partnership*	14,475	13,874
Tax basis adjustment from partner redemption*	(1,642)	(1,642)
Net difference in capitalized costs of development*	14,154	10,571
Syndication costs*	(1,987)	(1,987)
Operating expenses recognized in a different period for financial reporting than for income tax reporting, net*	2,360	5,639

Partners’ capital for federal income tax purposes*	$51,659	$52,379

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 9. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operating Revenue – Rental income	$2,541	$2,506	$2,648	$2,636

Operating Expenses
Property operating	974	981	1,299	997
Depreciation and amortization	682	704	769	779
Expenses associated with undeveloped land	43	55	38	23
General and administrative	215	253	262	293

Total operating expenses	1,914	1,993	2,368	2,092

Operating income	627	513	280	544

Interest and other income	17	29	20	18
Interest expense	(289)	(283)	(285)	(372)

Income before discontinued operations	355	259	15	190

Income from discontinued operations (Including gain on sale of real estate of $1,202 in 2005)	1,232	(13)	—	36

Net income	$1,587	$246	$15	$226

Basic and diluted per limited partnership unit:

Continuing operations*	$3.67	$2.69	$0.16	$2.00
Discontinued operations*	13.40	(0.14)	—	0.38

Net income	$17.07	$2.55	$0.16	$2.38

Weighted average number of limited partnership units outstanding during each period	87,147	86,714	86,130	85,481

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	Quarter Ended (unaudited)
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Operating Revenue – Rental income	$2,515	$2,382	$2,559	$2,622

Operating Expenses
Property operating	959	998	1,135	1,125
Depreciation and amortization	622	625	652	674
Expenses associated with undeveloped land	47	61	35	49
General and administrative	302	316	309	315

Total operating expenses	1,930	2,000	2,131	2,163

Operating income	585	382	428	459

Interest and other income	22	22	22	14
Interest expense	(249)	(306)	(322)	(320)

Income before discontinued operations	358	98	128	153

Income from discontinued operations	21	11	22	9

Net income	$379	$109	$150	$162

Basic and diluted per limited partnership unit:

Continuing operations	$3.63	$1.00	$1.31	$1.57
Discontinued operations	0.22	0.11	0.22	0.10

Net income	$3.85	$1.11	$1.53	$1.67

Weighted average number of limited partnership units outstanding during each period	88,751	88,471	88,217	87,592

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances		Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2005
Description			Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
One Carnegie Plaza	$ (B	)	$1,583	$—	$8,660	$—	$1,583	$8,660	$10,243	$3,486		6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	—		873	—	4,792	—	873	4,792	5,665	2,154	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II	(B	)	544	—	2,893	—	544	2,893	3,437	1,281	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	9,295	—	834	9,295	10,129	3,665	3/88	6/03/85	3-40 yrs.
One Parkside	—		529	—	5,832	—	529	5,832	6,361	1,644	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Bally’s Health Club	(B	)	786	—	1,941	—	786	1,941	2,727	546	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	(B	)	—	—	835	—	161	674	835	149	1/96
Palm Court Retail #3	(B	)	249	—	1,031	—	249	1,031	1,280	335	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	(C	)	330	—	9,305	—	1,319	8,316	9,635	1,247	1/96	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Pat & Oscar’s	(B	)	341	—	548	—	889	—	889	66	11/03	6/03/85	15-40 yrs.
Three Carnegie	—		481	—	8,699	—	481	8,699	9,180	120	1/04	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			(20)		—		(20)	—	(20)

	37,824		6,493	—	51,045	—	7,829	49,709	57,538	14,693

Construction in progress:
5.5 acres	(D	)	817	—	15,056	15,873	15,873
Less: Provision for impairment of investment in real estate	—		—	—	(436)	—	(436)	—	(436)	—	N/A	6/03/85	N/A

	—		817	—	14,620	—	15,437	—	15,437	—

Land held for development:
4 acres	—		1,691	—	28	—	1,719	—	1,719	—	N/A	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,691	—	(792)	—	899	—	899	—

TOTAL	$37,824		$9,001	$—	$64,873	$—	$24,165	$49,709	$73,874	$14,693

(A)	The aggregate cost of land and buildings for federal income tax purposes is $83,384 (unaudited).
(B)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s, Outback, Palm Court Retail #3 and Pat & Oscars are collateral for debt in the aggregate amount of $26.8 million.
(C)	Two Parkside is collateral for a line of credit in the aggregate amount of $4,000.

(D)	Brier Corporate Center under construction in progress is collateral for Brier Construction loan in the amount of $7,024.

(continued)

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Investments in real estate:
Balance at beginning of year	$54,535	$61,485	$54,362

Additions during year	21,191	5,251	7,123
Write-off of fully depreciated rental property	(1,061)	(12,201)	—
Sale of real estate	(791)	—	—

Balance at end of year	$73,874	$54,535	$61,485

Accumulated Depreciation:

Balance at beginning of year	$13,330	$23,314	$21,306

Additions charged to expense	2,481	2,217	2,008
Write-off of fully depreciated rental property	(1,061)	(12,201)	—
Sale of real estate	(57)	—	—

Balance at end of year	$14,693	$13,330	$23,314

See accompanying independent registered public accounting firms’ reports.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference).

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (announcement was filed to the Partnership’s report on Form 8-K on December 21, 2005).

(31.1)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32.1)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.