Form 10-Q
period 2006-03-31
RANCON REALTY FUND V
filed 2006-05-15
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes            No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes            No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer            Accelerated Filer            Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes            No  X

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

Total number of units outstanding as of May 15, 2006: 84,168

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets

Investments in real estate:
Rental properties	$75,665	$57,538
Accumulated depreciation	(15,500)	(14,693)

Rental properties, net	60,165	42,845

Construction in progress	451	15,437
Land held for development	899	899

Total investments in real estate	61,515	59,181
Cash and cash equivalents	1,149	3,437
Accounts receivable	744	704
Deferred costs, net of accumulated amortization of $1,245 and $1,061 at March 31, 2006 and December 31, 2005, respectively	2,850	2,666
Prepaid expenses and other assets	1,735	666

Total assets	$67,993	$66,654

Liabilities and Partners’ equity

Liabilities:
Note payable and line of credit	$40,072	$37,824
Accounts payable and other liabilities	968	759
Construction costs payable	1,205	2,545
Prepaid rent	301	212

Total liabilities	42,546	41,340

Commitments and contingent liabilities (Note 6)

Partners’ equity:
General Partner	(573)	(610)
Limited Partners 84,404 and 85,206 limited partnership units outstanding at March 31, 2006 and December 31, 2005, respectively	26,020	25,924

Total partners’ equity	25,447	25,314

Total liabilities and partners’ equity	$67,993	$66,654

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Revenue – Rental income	$3,130	$2,541

Operating Expenses
Property operating	1,194	974
Depreciation and amortization	942	682
Expenses associated with undeveloped land	24	43
General and administrative	253	215

Total operating expenses	2,413	1,914

Operating income	717	627

Interest and other income	20	17
Interest expense	(366)	(289)

Income from continuing operations	371	355
Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	—	1,232

Net income	$371	$1,587

Basic and diluted net income per limited partnership unit
Continuing operations	$3.94	$3.67
Discontinued operations	—	13.40

	$3.94	$17.07

Weighted average number of limited partnership units outstanding during each period	84,730	87,147

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(610)	$25,924	$25,314
Redemption of limited partnership units	—	(238)	(238)
Net income	37	334	371

Balance (deficit) at March 31, 2006	$(573)	$26,020	$25,447

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$371	$1,587
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(1,202)
Depreciation and amortization (including discontinued operations)	942	686
Amortization of loan fees, included in interest expense (including discontinued operations)	35	20
Changes in certain assets and liabilities:
Accounts receivable	(67)	16
Deferred costs	(375)	(145)
Prepaid expenses and other assets	(469)	(121)
Accounts payable and other liabilities	329	70
Prepaid rent	89	61

Net cash provided by operating activities	855	972

Cash flows from investing activities:
Net proceeds from sale of real estate	—	2,032
Net additions to real estate investments	(4,187)	(3,302)
Payments received from tenant improvement note receivable	26	26

Net cash used for investing activities	(4,161)	(1,244)

Cash flows from financing activities:
Draws from construction loan	2,337	—
Draws on line of credit	—	2,026
Principal payments on note payable	(89)	(54)
Loan fee and application deposit	(606)	—
Distribution to General Partner	(200)	—
Redemption of limited partnership units	(424)	(136)

Net cash provided by financing activities	1,018	1,836

Net (decrease) increase in cash and cash equivalents	(2,288)	1,564
Cash and cash equivalents at beginning of period	3,437	967

Cash and cash equivalents at end of period	$1,149	$2,531

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $254 and $83 at March 31, 2006 and March 31, 2005, respectively)	$331	$269

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$181	$30
Redemption payable	(181)	(30)

	$—	$—

Premium paid on redemption of limited partnership units	$266	$—
Premium paid on redemption of limited partnership units	(266)	—

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended March 31, 2006, a total of 802 units of limited partnership interest (“Units”) were redeemed at an average price of $629. As of March 31, 2006, there were 84,404 Units outstanding.

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

Management Agreement

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”) through December 31, 2006. Commencing on January 1, 2005 and set to expire on December 31, 2006, the Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($10,000 and $18,000 in the first quarter of 2006, and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($75,000 and $73,000 in the first quarter of 2006 and 2005, respectively); (iv) a leasing services fee ($103,000 and $0 in the first quarter of 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties ($0 and $43,000 in the first quarter of 2006 and 2005, respectively) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount; and (vii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($172,000 and $192,000 in the first quarter of 2006 and December 31, 2005, respectively).

The new management agreement has resulted in reduced asset and Partnership services fee from 2004 to 2005, as well as a reduction of 2% in the property management fee from 5% to 3%.

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

In the opinion of RFC, the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005, partners’ equity for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005.

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

Consolidation

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. In November 2005, the Partnership formed Rancon Realty Fund V Subsidiary LLC, a Delaware limited liability company (“RRF V SUB”) which is wholly owned by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, notes payable (construction loan was recorded at fair value and excluded from the estimated fair value calculation) and line of credit payable, accounts payable and other liabilities and construction costs payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s collateralized fixed rate debt payable as of March 31, 2006 and December 31, 2005 would be approximately $25,764,000 and $26,991,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected.

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

Concentration risk

Two tenants represented a combined 23% and one tenant represented 14% of rental income as of March 31, 2006 and 2005, respectively.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated net income.

Reference to 2005 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2005 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Land	$6,944	$6,293
Land improvements	1,536	1,536
Buildings	52,448	40,424
Tenant improvements	14,737	9,285

	75,665	57,538
Less: accumulated depreciation	(15,500)	(14,693)

Total rental properties, net	$60,165	$42,845

In January 2005, the Partnership entered into a contract with a construction company for $10,337,000 to build the core and shell of a three-story office building on a five-acre land parcel known as Brier Corporate Center with a total of approximately 104,000 square feet. The Partnership also entered into a contract with the construction company for $4,708,000 to construct tenant improvements at this new building. In the first quarter of 2006, the core and shell of the building and the tenant improvement for an office space of approximately 87,000 square feet were completed. In February 2006, the total costs were transferred from construction in progress to land, building and tenant improvements.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Below is a summary of the results of operations of Chuck E. Cheese through its disposition date (dollars in thousands):

2005 (1)
Operating revenue – rental income	$50

Property operating	17
Depreciation and amortization	3

Total operating expenses	20

Income before gain on sale of real estate	30
Gain on sale of real estate	1,202

Income from discontinued operations	$1,232

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Tri-City (approximately 0.5 and 5.5 acres of land with a cost basis of $166 and $817 at March 31, 2006 and December 31, 2005, respectively)	$451	$15,437

The construction costs of Brier Corporate Center were transferred to land, building and tenant improvements when the property was completed and the first tenant moved in during the first quarter of 2006 (See Note 3 for discussion).

The site for the remaining 0.5 acre of land was improved in 2004 while the site for Pat & Oscars was constructed.

Land held for development consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Tri-City (approximately 4 acres of land as of March 31, 2006 and December 31, 2005, respectively)	$899	$899

Currently 0.5 acre of land is undeveloped. The remaining 3.5 acres of land are currently used as parking lots.

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of March 31, 2006 and December 31, 2005, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Note payable collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,711	$26,800
Construction note payable collateralized by Brier Corporate Center. The note has a variable interest rate of 30-day LIBOR plus 2% (6.75% and 6.37% as of March 31, 2006 and December 31, 2005, respectively), monthly interest-only payments and a maturity date of April 27, 2007.	9,361	7,024
Line of credit collateralized by first deed of trust on Two Parkside. The line of credit has a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.75% and 7.25% as of March 31, 2006 and December 31, 2005, respectively), monthly interest-only payments, and a maturity date of April 15, 2007.	4,000	4,000

Total	$40,072	$37,824

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The note payable is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This note provides a one-time loan assumption and a release provision for an individual asset.

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

The annual maturities of the Partnership’s notes payable and line of credit as of March 31, 2006, are as follows (in thousands):

2006	$275
2007	13,745
2008	406
2009	428
2010	452
Thereafter	24,766

Total	$40,072

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2006, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 7. SUBSEQUENT EVENTS

In April 2006, the Partnership closed a loan in the amount of $30,000,000. The note payable has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term. This note payable is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. The Brier construction loan collateralized by Brier Corporate Center and the line of credit collateralized by Two Parkside were paid off with the loan proceeds at the time of the close of this new loan. The loss on early extinguishment in connection with the pay off of the Brier construction loan and the line of credit is approximately $227,000.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

On April 25, 2006, Glenborough, the Partnership’s asset and property manager, purchased a total of 4,865 units of limited partnership interest from an unaffiliated third party. As a result of that purchase, Glenborough became a related party of the Partnership.

On April 20, 2006, Mackenzie Patterson Fuller, LP and various other bidders listed therein (the “Bidders”) filed a Tender Offer Statement with the Securities and Exchange Commission, relating to an offer to purchase up to 6300 units of limited partnership interest in the Partnership, at a price of $635 per unit. In response, on May 4, 2006, the Partnership filed a Solicitation/Recommendation Statement on Schedule 14D-9 relating to the Tender Offer Statement, and the Partnership has mailed to its limited partners a letter (the “Response Letter”) setting forth its statement of position with respect to the Bidder’s offer to purchase.

Effective May 1, 2006, the Partnership entered into a Third Amendment to Property Management and Services Agreement with Glenborough Properties, L.P., whereby the term of the Management Agreement was extended from December 31, 2006 until December 31, 2008. All other terms and conditions remained unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s December 31, 2005 audited consolidated financial statements and the notes thereto.

Background

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

Overview

Tri-City Properties

As of March 31, 2006, the Partnership’s rental properties include four retail and eight office buildings, aggregating approximately 722,000 rentable square feet. The Partnership has approximately 42,000 square feet of retail space which is fully occupied, and 680,000 square feet of office space, of which 492,000 square feet of office space were operated more than a year with an occupancy rate of 91%, 84,000 square feet of office space which commenced operation in July 2005 with an occupancy rate of 44%, and 104,000 square feet of office space which commenced operation in February 2006 with an occupancy rate of 84%. Carnegie Business Center II, formerly an industrial flex building, was repositioned to an office building.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office building	107,278
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two-story office building	50,867
Lakeside Tower	Six-story office building	112,791
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie (commenced operation in July 2005)	Two-story office building	83,635
Brier Corporate Center (commenced operation in February 2006)	Three-story office building	104,048

As of March 31, 2006, the weighted average occupancy of the ten rental properties which were operated more than a year was 92%. The occupancies of the two new rental properties which were operated less than a year were 44% and 84%, respectively.

As of March 31, 2006, there are nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupy approximately 309,000 square feet of the 722,000 total rentable square feet at Tri-City and account for approximately 42% of the rental income generated at Tri-City for the Partnership as of March 31, 2006.

Tri-City Land

As of March 31, 2006, the Partnership owned approximately 4 acres of land, 3.5 acres are currently used as parking lots, and the remaining land is undeveloped. The Partnership’s plan is to develop the remaining 0.5 acre of land to generate more operating income for the Partnership.

Financing

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following note and lines of credit:

Collateral	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Brier Corporate Center	$9,361,000	Construction Note	LIBOR plus 2% (6.75%)	Interest-only	4/27/2007
Two Parkside	$4,000,000	Line of credit	Prime rate (7.75%)	Interest-only	4/15/2007
Seven properties (listed below)	$26,711,000	Note	5.46%	Principal & Interest	1/01/2016

The note payable is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Revenue

Rental income for the three months ended March 31, 2006 increased $589,000, or 23%, compared to the three months ended March 31, 2005, primarily due to the commencement of operations at Three Carnegie and Brier Corporation Center, offset by a decrease in occupancy at One Carnegie, Carnegie Business Center II and Lakeside Tower.

Expenses

Operating expenses increased $220,000, or 23%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to commencement of operations at Three Carnegie and Brier Corporation Center, offset by a decrease in occupancy at One Carnegie, Carnegie Business Center II and Lakeside Tower.

Depreciation and amortization increased $260,000, or 38%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in depreciation of the two new buildings and tenant improvements placed into service.

Expenses associated with undeveloped land decreased $19,000, or 44%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to a decrease in expenses associated with Three Carnegie and Brier Corporate Center, which commenced operation in July 2005 and February 2006, respectively.

General and administrative expenses increased $38,000, or 18%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in investor service expenses as a result of an increase in correspondence with investors.

Non-operating income / expenses

Interest and other income increased $3,000 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to higher average invested cash balances resulting from the proceeds of the loan which closed in December 2005.

Interest expense increased $77,000, or 27%, during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to increases in borrowings and interest capitalized in the first quarter of 2005 related to Three Carnegie and Brier Corporate Center.

Liquidity and Capital Resources

As of March 31, 2006, the Partnership had cash and cash equivalents of $1,149,000.

The Partnership’s liabilities at March 31, 2006, include a note payable, a line of credit and a construction loan. The borrowings totaled approximately $40,072,000, collateralized by properties with an aggregate net book value of approximately $42,862,000. The note payable requires monthly principal and interest payments of $151,000, bears a fixed interest rate of 5.46% and has a maturity date of January 1, 2016. The line of credit with a total availability of $7,425,000 requires monthly interest-only payments, bears interest at the prime rate (7.75% and 7.25% as of March 31, 2006 and December 31, 2005, respectively), and has a maturity date of April 15, 2007. The construction loan requires monthly interest-only payments (currently the interest payments are drawn from the interest reserve), with a variable interest rate of 30-day LIBOR plus 2% (6.75% and 6.37% as of March 31, 2006 and December 31, 2005, respectively), is collateralized by Brier Corporate Center, and has a maturity date of April 27, 2007 (See Note 5 of the financial statements for discussion).

In the fourth quarter of 2005, the Partnership refinanced a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, and two lines of credit, which were collateralized by One Carnegie Plaza, Carnegie Business Center II and Two Parkside. The previous note had a balance of approximately $8.132 million at the time of the refinance, a maturity date of June 1, 2006, and a fixed interest rate of 9.39%. There was no prepayment penalty incurred at the time of payoff of this note. The two lines of credit had balances of approximately $10 million and $7.425 million, respectively, and a variable interest rate of 8% (Prime Rate plus 0.75%) and 7.25% (Prime Rate), respectively. At the time of refinance, the line of credit collateralized by Two Parkside was paid down to a $0 balance, and the line of credit collateralized by One Carnegie Plaza and Carnegie Business Center II was paid off in full. After the payoff, the two assets were then released and used as collateral for the new note payable. The new note is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. This new note in the amount of $26.7 million has a fixed interest rate of 5.46%, and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling approximately $151,000. This note provides a one-time loan assumption and a release provision for an individual asset. The net note proceeds were then added to the Partnership cash reserve.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2006 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the Limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, draws on the line of credit, proceeds from property sales, and interest income on money market funds. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Management expects that the Partnership’s cash balance at March 31, 2006, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At March 31, 2006, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loan	$275	$790	$880	$24,766	$26,711
Collateralized bank line of credit	—	4,000	—	—	4,000
Collateralized construction loan	—	9,361	—	—	9,361
Interest on indebtedness (1)	1,088	3,142	2,755	6,420	14,125

Total	$1,363	$17,293	$3,635	$31,186	$54,197

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at March 31, 2006.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended March 31, 2006, the Partnership’s cash provided by operating activities totaled $855,000.

The $67,000 increase in accounts receivable at March 31, 2006, compared to December 31, 2005, was primarily due to an increase in tenant rents receivable.

The $375,000 increase in deferred costs at March 31, 2006, compared to December 31, 2005, was primarily due to lease commissions paid for Three Carnegie and Brier Corporate Center.

The $469,000 increase in prepaid expenses and other assets at March 31, 2006, compared to December 31, 2005, was primarily due to an increase in the straight line rents receivable and prepayment of the second quarter investor service fees.

The $329,000 increase in accounts payable and other liabilities at March 31, 2006, compared to December 31, 2005, was primarily due to an increase in accruals for property taxes, interest expense, audit fees and tax preparation fees.

The $89,000 increase in prepaid rents at March 31, 2006 was due to April 2006 rents received in March 2006, offset by January 2006 rents received in December 2005.

Investing Activities

During the year ended March 31, 2006, the Partnership’s cash used for investing activities totaled $4,161,000, which consisted of $4,187,000 primarily used for building and tenant improvements at Three Carnegie and Brier Corporate Center, offset by the partial collection of $26,000 from a note receivable related to tenant improvements.

Financing Activities

During the year ended March 31, 2006, the Partnership’s cash provided by financing activities totaled $1,018,000, which consisted of $2,337,000 from draws on the construction loan, partially offset by $89,000 of principal payments on the note payable, $606,000 for a deposit associated with a loan application, as well as loan fee related expenses for the note payable, $200,000 for payment of distributions to General Partner which were accrued in 2005, and $424,000 for payment of redemption of limited partnership units.

Cash flows

For the period ended March 31, 2006, cash provided by operating activities was $855,000, as compared to $972,000 for the same period in 2005. The change was primarily due to lease commissions paid for new leases at the new buildings. For the year ended March 31, 2006, cash used for investing activities was $4,161,000, as compared to $1,244,000 for the same period in 2005. The change was primarily due to the proceeds from the property sale in 2005, partially offset by an increase in construction costs. For the year ended March 31, 2006, cash provided by financing activities was $1,018,000, as compared to $1,836,000 for the same period in 2005. The change was primarily due to a deposit for a loan application, as well as an increase in redemption of limited partnership units.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop its remaining land to generate more operating income;

•	The Partnership’s belief that its cash balance and cash generated by its operations, sales and financings will be sufficient to meet its operating requirements in both the short and the reasonably foreseeable long-term;

•	The Partnership’s expectation that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its properties are competitive within its market;

•	The Partnership’s expectation to achieve certain occupancy levels;

•	The Partnership’s estimation of market strength;

•	The Partnership’s knowledge of any material environmental matters; and

•	The Partnership’s expectation that lease provisions may permit the Partnership to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	failure to obtain anticipated outside financing;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	risks and uncertainties affecting property development and construction including construction delays, cost overruns, our inability to obtain permits and public opposition to these activities;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	the unpredictability of both the frequency and final outcome of litigation; and

•	the inability of the Partnership to develop all or any portion of the former landfill site, due to environmental, legal or economic impediments.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership assumes no obligation to update or supplement any forward-looking statement or statements.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed Rate Debt	$275	$384	$406	$428	$452	$24,766	$26,711	$25,764
Average interest rate	5 .46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

Collateralized Variable Rate Debt	$—	$13,361	$—	$—	$—	$—	$13,361	$13,361
Average interest rate	—%	7.05%	—%	—%	—%	—%	7.05%

A change of 1/8% in the index rate to which the Partnership’s variable rate debt is tied would change the annual interest the Partnership incurred by approximately $17,000, based upon the balances outstanding on variable rate instruments at March 31, 2006.

As of March 31, 2006, the Partnership had cash equivalents of $674,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce Partnership interest income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting the General Partner on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

RANCON REALTY FUND V,
a California limited partnership

By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 15, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner