Form 10-Q
period 2006-06-30
RANCON REALTY FUND V
filed 2006-08-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market for the Limited Partnership units exists and therefore a market value for such units cannot be determined.

Total number of units outstanding as of August 14, 2006: 83,915

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Investments in real estate:
Rental properties	$75,454	$57,538
Accumulated depreciation	(16,430)	(14,693)

Rental properties, net	59,024	42,845

Construction in progress	451	15,437
Land held for development	899	899

Total investments in real estate	60,374	59,181

Cash and cash equivalents	5,155	3,437
Short-term investments	10,000	—
Accounts receivable	1,401	704
Deferred costs, net of accumulated amortization of $1,180 and $1,061 at June 30, 2006 and December 31, 2005, respectively	2,980	2,666
Prepaid expenses and other assets	1,801	666

Total assets	$81,711	$66,654

Liabilities and Partners’ equity

Liabilities:
Notes payable and line of credit	$56,556	$37,824
Accounts payable and other liabilities	744	759
Construction costs payable	—	2,545
Prepaid rent	240	212

Total liabilities	57,540	41,340

Commitments and contingent liabilities (Note 6)

Partners’ equity:
General Partner	(667)	(610)
Limited Partners 83,925 and 85,206 limited partnership units outstanding at June 30, 2006 and December 31, 2005, respectively	24,838	25,924

Total partners’ equity	24,171	25,314

Total liabilities and partners’ equity	$81,711	$66,654

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating Revenue	$3,306	$2,506	$6,436	$5,047

Operating Expenses
Property operating	1,157	981	2,351	1,955
Depreciation and amortization	1,038	704	1,980	1,386
Expenses associated with undeveloped land	8	55	32	98
General and administrative	279	253	532	468

Total operating expenses	2,482	1,993	4,895	3,907

Operating income	824	513	1,541	1,140

Interest and other income	103	29	123	46
Interest expense	(706)	(283)	(1,072)	(572)
Loss on early extinguishment of debt	(227)	—	(227)	—

Income (loss) from continuing operations	(6)	259	365	614

Income (loss) from discontinued operations (including gain on sale of real estate of $1,202 in six months ended June 30, 2005)	—	(13)	—	1,219

Net income (loss)	$(6)	$246	$365	$1,833

Basic and diluted net income (loss) per limited partnership unit
Continuing operations	$(0.30)	$2.69	$3.65	$6.36
Discontinued operations	—	(0.14)	—	13.31

	$(0.30)	$2.55	$3.65	$19.67

Weighted average number of limited partnership units outstanding during each period	84,054	86,714	84,392	86,931

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(610)	$25,924	$25,314
Redemption of limited partnership units	—	(365)	(365)
Net income	57	308	365
Distributions ($12.21 limited partnership unit)	(114)	(1,029)	(1,143)

Balance (deficit) at June 30, 2006	$(667)	$24,838	$24,171

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$365	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(1,202)
Loss on early extinguishment of debt	227	—
Depreciation and amortization (including discontinued operations)	1,980	1,389
Amortization of loan fees, included in interest expense (including discontinued operations)	54	80
Changes in certain assets and liabilities:
Accounts receivable	(749)	(28)
Deferred costs	(436)	(561)
Prepaid expenses and other assets	(1,135)	(40)
Accounts payable and other liabilities	195	(111)
Prepaid rent	28	(16)

Net cash provided by operating activities	529	1,344

Cash flows from investing activities:
Short-term investments	(10,000)	—
Net proceeds from sale of real estate	—	2,032
Additions to real estate investments	(4,978)	(7,509)
Payments received from tenant improvement note receivable	52	14

Net cash used for investing activities	(14,926)	(5,463)

Cash flows from financing activities:
Proceeds from note payable	30,000	1,648
Draws on construction note payable	2,338	—
Draws on lines of credit	—	4,315
Payoff of note payable	(9,362)	—
Payoff of line of credit	(4,000)	—
Principal payments on note payable	(244)	(109)
Loan fee	(458)	(324)
Payment of loan application fee	—	(827)
Redemption of limited partnership units	(816)	(444)
Distribution to limited partners	(1,029)	(901)
Distribution to General Partner	(314)	—

Net cash provided by financing activities	16,115	3,358

Net increase (decrease) in cash and cash equivalents	1,718	(761)

Cash and cash equivalents at beginning of period	3,437	967

Cash and cash equivalents at end of period	$5,155	$206

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $330 and $255 at June 30, 2006 and June 30, 2005, respectively)	$1,018	$492

Premium paid on redemption of limited partnership units	$441	$—
Premium paid on redemption of limited partnership units	(441)	—

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$90	$91
Redemption payable	(90)	(91)

	$—	$—

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

During the three months ended June 30, 2006, a total of 1,281 units of limited partnership interest (“Units”) were redeemed at an average price of $629. As of June 30, 2006, there were 83,925 Units outstanding.

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

All excess cash from operations shall be distributed 90% to the limited partners and 10% to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1% to the General Partner and 99% to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1% to the General Partner and 99% to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners, equals a 12% annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner; (iii) third, 99% to the General Partner and 1% to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing; and (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

Management Agreement

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”) through December 31, 2006. In May 2006, the Partnership further extended the Property Management and Services Agreement with Glenborough through December 31, 2008. All other terms and conditions remained unchanged. The Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules ($13,000 and $18,000 for the six months ended June 30, 2006, and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year with reimbursements of certain expenses and consulting service fees ($150,000 and $148,000 for the six months ended June 30, 2006 and 2005, respectively); (iv) a leasing services fee ($269,000 and $150,000 for the six months ended June 30, 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties ($0 and $43,000 for the six months ended June 30, 2006 and 2005, respectively) and 4% for unimproved properties; (vi) a financing services fee of 1% of gross loan amount ($300,000 and $0 for the six months ended June 30, 2006 and 2005, respectively); and (vii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($171,000 and $473,000 for the six months ended June 30, 2006 and 2005, respectively). The fees for the above services (excluding property management fees) totaled $903,000 and $832,000 for the six months ended June 30, 2006 and 2005, respectively.

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties. See Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and in this quarterly report on Form 10-Q for the quarter ended June 30, 2006 for a discussion of the risks that may effect the Partnership’s results of operations and ability to meet financial obligations.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). They include the accounts of wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, partners’ equity for the six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 and 2005.

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

Consolidation

In May 1996, the Partnership formed RRF V Tri-City Limited Partnership, a Delaware limited partnership (“RRF V Tri-City”). The limited partner of RRF V Tri-City is the Partnership and the general partner is RRF V, Inc. (“RRF V, Inc.”), a corporation wholly-owned by the Partnership. Since the Partnership owns 100% of RRF V, Inc. and indirectly owns 100% of RRF V Tri-City, the financial statements of RRF V, Inc. and RRF V Tri-City have been consolidated with those of the Partnership. In November 2005, the Partnership formed Rancon Realty Fund V Subsidiary LLC, a Delaware limited liability company (“RRF V SUB”) which is wholly owned by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership. . In April 2006, the Partnership formed Rancon Realty Fund V Subsidiary Two LLC, a Delaware limited liability company (“RRF V SUB2”) which is wholly owned by the Partnership. Since RRF V SUB2 is wholly owned by the Partnership, the financial statements of RRF V SUB2 have been consolidated with those of the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

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

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, line of credit payable, accounts payable and other liabilities and construction costs payable, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Partnership for debt with comparable maturities and other terms, the estimated fair value of the Partnership’s collateralized fixed rate note payable as of June 30, 2006 and December 31, 2005 would be approximately $54,440,000 and $26,991,000, respectively.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan and deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

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

Concentration risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Arrowhead Central Credit Union) represented 13% of rental income for the six months ended June 30, 2006 and 2005, respectively.

Reference to 2005 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the December 31, 2005 consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Land	$6,944	$6,293
Land improvements	1,536	1,536
Buildings	51,910	40,424
Building and tenant improvements	15,064	9,285

	75,454	57,538
Less: accumulated depreciation	(16,430)	(14,693)

Total rental properties, net	$59,024	$42,845

In January 2005, the Partnership entered into a contract with a construction company for $10,337,000 to build the core and shell of a three-story office building on a five-acre land parcel known as Brier Corporate Center with a total of approximately 104,000 square feet. The Partnership also entered into a contract with the construction company for $4,708,000 to construct tenant improvements at this new building. In the first quarter of 2006, the core and shell of the building and the tenant improvements for an office space of approximately 87,000 square feet were completed. In February 2006, the total costs were transferred from construction in progress to land, building and tenant improvements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

In February 2005, the Partnership entered into a contract to sell the property leased to Chuck E. Cheese for a price of $2,157,800. The sale closed in March 2005 and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Income from discontinued operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Chuck E. Cheese through its disposition date (dollars in thousands):

	2005(1)
	Three months ended June 30,	Six months ended June 30,
Operating revenue – rental income	$—	$50

Property operating	13	30
Depreciation and amortization	—	3

Total operating expenses	13	33

Income before gain on sale of real estate	(13)	17
Gain on sale of real estate	—	1,202

Income from discontinued operations	$(13)	$1,219

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Tri-City (approximately 0.5 and 5.5 acres of land with a cost basis of $166 and $817 at June 30, 2006 and December 31, 2005, respectively)	$451	$15,437

The construction costs of Brier Corporate Center were transferred to land, building and tenant improvements when the property was completed and the first tenant moved in during the first quarter of 2006 (See Note 3 for discussion).

Land held for development consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Tri-City (approximately 4 acres of land as of June 30, 2006 and December 31, 2005, respectively)	$899	$899

Currently 0.5 acre of land is undeveloped. The remaining 3.5 acres of land are currently used as parking lots.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of June 30, 2006 and December 31, 2005, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Note payable #1 collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,621	$26,800
Note payable #2 collateralized by first deeds of trust on four properties (discussed below). The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $173.	29,935	—
Construction note payable collateralized by Brier Corporate Center. The note has a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), monthly interest-only payments and a maturity date of April 27, 2007. This note was paid off in April 2006.	—	7,024
Line of credit collateralized by first deed of trust on Two Parkside. The line of credit has a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.25% as of December 31, 2005), monthly interest-only payments, and a maturity date of April 15, 2007. This line of credit was paid off in April 2006.	—	4,000

Total	$56,556	$37,824

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza with an aggregate net carrying value of approximately $17,510,000 and $17,924,000 at June 30, 2006 and December 31, 2005, respectively. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza with an aggregate net carrying value of approximately $31,562,000 at June 30, 2006. Both notes provide a one-time loan assumption and a release provision for an individual asset.

In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction loan for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from the new loan in the amount of approximately $16,180,000 were added to the Partnership cash reserve. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

The annual maturities of the Partnership’s notes payable and line of credit as of June 30, 2006, are as follows (in thousands):

2006	$382
2007	795
2008	840
2009	888
2010	938
Thereafter	52,713

Total	$56.556

Note 6. RELATED PARTY TRANSACTIONS

As of June 30, 2006, Glenborough held 5,514 or 6.6% of the units of limited partnership interest purchased from an unaffiliated third party.

On June 30, 2006, the Partnership had an account payable of approximately $60,000 to the disbursement account of Rancon Realty Fund IV (“Fund IV”), a separate partnership sponsored by the General Partner of the Partnership. The payable was discharged on July 7, 2006.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. COMMITMENTS AND CONTINGENT LIABILITIES

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2006, the Partnership’s rental properties include four retail and eight office buildings, aggregating approximately 722,000 rentable square feet. The Partnership has approximately 42,000 square feet of retail space which is fully occupied, and 680,000 square feet of office space, of which 492,000 square feet of office space were operated more than a year with an occupancy rate of 90%, 84,000 square feet of office space which commenced operation in July 2005 with an occupancy rate of 44%, and 104,000 square feet of office space which commenced operation in February 2006 with an occupancy rate of 84%. Carnegie Business Center II, formerly an industrial flex building, was repositioned to an office building.

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

As of June 30, 2006, the occupancy rate of the ten rental properties which were operated more than a year was 91%. The occupancy rates of the two new rental properties which were operated a year or less were 44% and 84%, respectively.

As of June 30, 2006, there are nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupy approximately 309,000 square feet of the 722,000 total rentable square feet at Tri-City and account for approximately 51% of the rental income generated at Tri-City for the Partnership as of June 30, 2006.

Tri-City Land

As of June 30, 2006, the Partnership owned approximately 4 acres of land, 3.5 acres are currently used as parking lots, and the remaining land is undeveloped. The Partnership’s plan is to develop the remaining 0.5 acre of land to generate more operating income for the Partnership.

Financing

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following two notes:

Collateral	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Note payable #1 – Seven properties (listed below)	$26,621,000	Note	5.46%	Principal & Interest	1/01/2016
Note payable #2 – Four properties (listed below)	$29,935,000	Note	5.61%	Principal & Interest	5/01/2016

Note payable #1 is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza.

Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

Results of Operations

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005

Revenue

Rental income increased $800,000, or 32%, and $1,389,000, or 28% for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively, primarily due to the commencement of operations at Three Carnegie and Brier Coprorate Center and an increase in occupancy at One Parkside, partially offset by a decrease in occupancy at One Carnegie Plaza.

Expenses

Property operating expenses increased $176,000, or 18%, and $396,000, or 20%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to commencement of operations at Three Carnegie and Brier Corporate Center and an increase in occupancy at One Parkside, partially offset by a decrease in occupancy at One Carnegie Plaza.

Depreciation and amortization increased $334,000, or 47%, and $594,000, or 43%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to depreciation commencing at Three Carnegie and Brier Corporate Center and the depreciation of the tenant improvements of these two new buildings.

Expenses associated with undeveloped land decreased $47,000, or 85%, and $66,000, or 67%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to decreases in association dues and property taxes.

General and administrative expenses increased $26,000, or 10%, and $64,000, 14%, for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to increases in audit and tax fees and state taxes.

Non-operating income / expenses

Interest and other income increased $74,000 and $77,000 during the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, primarily due to higher average invested cash balances resulting from the proceeds of a new loan.

Interest expense increased $423,000 and $500,000 during the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, primarily due to an increase in borrowings and stopping the capitalization of interest at Three Carnegie and Brier Corporate Center which commenced operations in July 2005 and February 2006, respectively.

Loss on early extinguishment of debt of $227,000 during the three and six months ended June 30, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

Income from discontinued operations during the three and six months ended June 30, 2005, reflected the net operating loss and the sale of the property leased to Chuck E. Cheese.

Liquidity and Capital Resources

As of June 30, 2006, the Partnership had cash and cash equivalents of $5,155,000.

The Partnership’s liabilities at June 30, 2006, include two notes payable. The borrowings totaled approximately $56,556,000, collateralized by properties with an aggregate net carrying value of approximately $49,072,000.

In December 2005, the Partnership obtained a loan (note payable #1) in the amount of $26,800,000. The proceeds from note payable #1 were used to pay off a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, a line of credit, which was collateralized by One Carnegie Plaza and Carnegie Business Center II, and pay down a line of credit collateralized by Two Parkside. The net loan proceeds from note payable #1 in the amount of approximately $853,000 were added to the Partnership cash reserve. There was no prepayment penalty incurred at the time of payoff of the aforementioned note payable. In April 2006, the Partnership obtained another loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction note payable for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from note payable #2 in the amount of approximately $16,180,000 were added to the Partnership cash reserve. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

During the six months ended June 30, 2006, cash provided by operating activities was insufficient to pay distributions by $814,000. The shortfalls were funded from the loan proceeds.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, proceeds from property sales, and interest income on money market funds and short-term investments. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties or distribution to the partners.

Contractual Obligations

At June 30, 2006, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loan	$382	$1,635	$1,826	$52,713	$56,556
Interest on indebtedness	1,562	6,138	5,947	14,346	27,993

Total	$1,944	$7,773	$7,773	$67,059	$84,549

Management expects that the Partnership’s cash balance at June 30, 2006, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the six months ended June 30, 2006, the Partnership’s cash provided by operating activities totaled $529,000.

The $227,000 increase in loss on early extinguishment of debt at June 30, 2006, compared to December 31, 2005, represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

The $749,000 increase in accounts receivable at June 30, 2006, compared to December 31, 2005, was primarily due to increases in tenant rents receivable and a tenant improvement receivable related to Brier Corporate Center.

The $436,000 increase in deferred costs at June 30, 2006, compared to December 31, 2005, was primarily due to lease commissions paid for Three Carnegie and Brier Corporate Center.

The $1,135,000 increase in prepaid expenses and other assets at June 30, 2006, compared to December 31, 2005, was primarily due to an increase in straight line rent and insurance premiums paid, partially offset by amortization of prepaid insurance.

The $195,000 increase in accounts payable and other liabilities at June 30, 3006, compared to December 31, 2005, was primarily due to increases in security deposits and accrual for operating expenses, partially offset by payments of property taxes due in April 2006.

The $28,000 increase in prepaid rents at June 30, 2006 was due to July 2006 rents received in June 2006, partially offset by January 2006 rents received in December 2005.

Investing Activities

During the six months ended June 30, 2006, the Partnership’s cash used for investing activities totaled $14,926,000, which consisted of $10,000,000 for the purchase of the short-term investments, $4,978,000 primarily used for building and tenant improvements at Three Carnegie, Brier Corporate Center, Carnegie Business Center II and One Parkside, partially offset by the partial collection of $52,000 from a note receivable related to tenant improvements.

Financing Activities

During the six months ended June 30, 2006, the Partnership’s cash provided by financing activities totaled $16,115,000, which consisted of $30,000,000 from proceeds of a new loan closed in April 2006 and $2,338,000 from draws on the construction note payable, partially offset by $9,362,000 and $4,000,000 for the pay off of the construction note payable and line of credit, respectively, $244,000 of principal payments on the note payable, $458,000 for the loan fees in connection with the new financing, $816,000 for payment of redemption of limited partnership units, $1,029,000 for payment of distributions to limited partners and $314,000 for payment of distributions to the General Partner, of which $200,000 was accrued in 2005.

Cash flows

For the six months ended June 30, 2006, cash provided by operating activities was $529,000, as compared to $1,344,000 for the same period in 2005. The change was primarily due to increases in accounts receivable, prepaid expenses and other assets, partially offset by an increase in rental income resulting from the commencement of operations at Three Carnegie Plaza and Brier Corporate Center in July 2005 and February 2006, respectively, and an increase in accounts payable and other liabilities. For the six months ended June 30, 2006, cash used for investing activities was $14,926,000, as compared to $5,463,000 for the same period in 2005. The change was primarily due to the purchase of short-term investments and sale proceeds received in 2005 from the sale of the property leased to Chuck E. Cheese, partially offset by and a decrease in construction costs at Brier Corporate Center which commenced operations in February 2006. For the six months ended June 30, 2006, cash provided by financing activities was $16,115,000, as compared to $3,358,000 for the same period in 2005. The change was primarily due to the proceeds from a new loan and an increase in draws on a construction note payable, partially offset by the pay offs of the construction note payable and line of credit, a decrease in draws on the line of credit and increases in redemption of limited partnership units and in distributions to limited partners and the General Partner.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Collateralized Fixed Rate Debt	$382	$795	$840	$888	$938	$52,713	$56,556	$54,440
Average interest rate	5 .46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%

As of June 30, 2006, the Partnership had cash equivalents of $5,155,000 invested in an interest-bearing money market account and $10,000,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

The principal executive and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officer of the General Partner have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the Partnership’s risk factors from those disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

10.6	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties.

31	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner