Form 10-Q
period 2006-09-30
RANCON REALTY FUND V
filed 2006-11-17
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Total number of units outstanding as of November 14, 2006: 83,909

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Investments in real estate:
Rental properties	$75,489	$57,538
Accumulated depreciation	(16,797)	(14,693)

Rental properties, net	58,692	42,845

Construction in progress	451	15,437
Land held for development	1,127	899

Total investments in real estate	60,270	59,181

Cash and cash equivalents	4,417	3,437
Short-term investments	10,000	—
Accounts receivable	939	704
Deferred costs, net of accumulated amortization of $1,054 and $1,061 at September 30, 2006 and December 31, 2005, respectively	3,148	2,666
Prepaid expenses and other assets	2,539	666

Total assets	$81,313	$66,654

Liabilities and Partners’ equity

Liabilities:
Notes payable and line of credit	$56,367	$37,824
Accounts payable and other liabilities	824	759
Improvement and construction costs payable	139	2,545
Prepaid rent	161	212

Total liabilities	57,491	41,340

Commitments and contingencies (Notes 3 and 7)

Partners’ equity (deficit):
General Partner	(702)	(610)
Limited partners 83,911 and 85,206 limited partnership units outstanding at September 30, 2006 and December 31, 2005, respectively	24,524	25,924

Total partners’ equity	23,822	25,314

Total liabilities and partners’ equity	$81,313	$66,654

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating Revenue	$3,384	$2,648	$9,820	$7,695

Operating Expenses
Property operating	1,669	1,299	4,020	3,254
Depreciation and amortization	1,175	769	3,155	2,155
Expenses associated with undeveloped land	23	38	55	136
General and administrative	214	262	746	730

Total operating expenses	3,081	2,368	7,976	6,275

Operating income	303	280	1,844	1,420

Interest and other income	149	20	272	66
Interest expense	(802)	(285)	(1,874)	(857)
Loss on early extinguishment of debt	—	—	(227)	—

(Loss) income from continuing operations	(350)	15	15	629

Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	—	—	—	1,219

Net (loss) income	$(350)	$15	$15	$1,848

Basic and diluted net (loss) income per limited partnership unit
Continuing operations	$(3.75)	$0.16	$0.08	$6.71
Discontinued operations	—	—	—	13.17

	$(3.75)	$0.16	$0.08	$19.88

Weighted average number of limited partnership units outstanding during each period	83,912	86,130	84,232	86,664

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2006

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(610)	$25,924	$25,314
Redemption of limited partnership units	—	(364)	(364)
Net income (loss)	22	(7)	15
Distributions ($12.21 per limited partnership unit)	(114)	(1,029)	(1,143)

Balance (deficit) at September 30, 2006	$(702)	$24,524	$23,822

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:

Net income	$15	$1,848
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(1,202)
Loss on early extinguishment of debt	227	—
Depreciation and amortization (including discontinued operations)	3,155	2,158
Amortization of loan fees, included in interest expense (including discontinued operations)	73	115
Changes in certain assets and liabilities:
Accounts receivable	(313)	(161)
Deferred costs	(747)	(639)
Prepaid expenses and other assets	(1,873)	(394)
Accounts payable and other liabilities	366	79
Prepaid rent	(51)	(1)

Net cash provided by operating activities	852	1,803

Cash flows from investing activities:

Purchase of short-term investments	(10,000)	—
Net proceeds from sale of real estate	—	2,032
Additions to real estate investments	(5,777)	(12,144)
Payments received from tenant improvement note receivable	78	71

Net cash used for investing activities	(15,699)	(10,041)

Cash flows from financing activities:

Proceeds from note payable	30,000	6,028
Draws on construction note payable	2,338	—
Draws on lines of credit	—	4,315
Payoff of construction note payable	(9,362)	—
Payoff of line of credit	(4,000)	—
Principal payments on note payable	(433)	(165)
Loan fee	(458)	(328)
Redemption of limited partnership units	(915)	(678)
Distribution to limited partners	(1,029)	(901)
Distribution to General Partner	(314)	—

Net cash provided by financing activities	15,827	8,271

Net increase in cash and cash equivalents	980	33

Cash and cash equivalents at beginning of period	3,437	967

Cash and cash equivalents at end of period	$4,417	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $330 and $445 at September 30, 2006 and September 30, 2005, respectively)	$1,801	$770

Premium paid on redemption of limited partnership units	$450	$—

Supplemental disclosure of non-cash financing activities:
Completed real estate investment transferred out of construction in Progress to rental property	$—	$7,303

Redemption of limited partnership units	$—	$55
Redemption payable	—	(55)

	$—	$—

Supplemental disclosure of non-cash investing activities:
Write-off of fully depreciated rental property assets	$658	$900

Write-off of fully amortized deferred costs	$297	$299

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended September 30, 2006, a total of 1,295 units of limited partnership interest (“Units”) were redeemed at an average price of $629. As of September 30, 2006, there were 83,911 Units outstanding.

The partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Losses

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

Risks and Uncertainties

The Partnership’s ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership’s properties or (iv) continue as a going concern may be impacted by changes in interest rates, property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying consolidated financial statements do not provide for adjustments with regard to these uncertainties. See Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and in this quarterly report on Form 10-Q for the quarter ended September 30, 2006 for a discussion of the risks that may effect the Partnership’s results of operations and ability to meet financial obligations.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of September 30, 2006 and December 31, 2005, and the consolidated Statements of Operations of the Partnership and its wholly-owned subsidiaries for the three and nine months ended September 30, 2006 and 2005, and the consolidated Statements of cash flows of the Partnership and its wholly-owned subsidiaries for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, partners’ equity for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets. Interest income is recognized when earned.

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

Concentration risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Arrowhead Central Credit Union) represented 13% of rental income for the nine months ended September 30, 2006 and 2005, respectively.

Recently issued Accounting Literature

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings.

We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. When we initially apply the provisions of SAB 108, we expect to record an increase in straight line rent receivable of $18,806, an increase in tenant improvements of $1 million, and increase in accumulated depreciation of $716,668, a reduction in tenant note receivable of $423,690 and a reduction in partners’ equity (deficit) of approximately $121,552 as of January 1, 2006. The accompanying financial statements do not reflect these adjustments.

Out-of-period adjustment

During the quarter ended September 30, 2006, the Partnership recorded an out-of-period charge for depreciation and amortization expense related to tenant and building improvements placed in service in prior interim periods of 2006 of approximately $51,000. The amount of the charge relating to the quarter ended March 31, 2006 and June 30, 2006 was $21,317 and $29,683, respectively. The Partnership has concluded that these amounts are not material to the respective prior interim periods and the cumulative amount recorded is not material to the results of operations for the three months ended.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Land	$6,944	$6,293
Land improvements	1,536	1,536
Buildings	52,073	40,424
Building and tenant improvements	14,936	9,285

	75,489	57,538
Less: accumulated depreciation	(16,797)	(14,693)

Total rental properties, net	$58,692	$42,845

In January 2005, the Partnership entered into a contract with a construction company for $10,337,000 to build the core and shell of a three-story office building on a five-acre land parcel known as Brier Corporate Center with a total of approximately 104,000 square feet. The Partnership also entered into a contract with the construction company for $4,708,000 to construct tenant and building improvements at this new building. In the first quarter of 2006, the core and shell of the building and the tenant and building improvements for an office space of approximately 87,000 square feet were completed. In February 2006, the total costs were reclassed from construction in progress to land, building, building improvements and tenant improvements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2006, fully depreciated building and tenant improvements of $658,000 were removed from the balances of such accounts.

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

Below is a summary of the results of operations of the property leased to Chuck E. Cheese through its disposition date (dollars in thousands):

Nine months ended September 30, 2005(1)
Operating revenue	$50

Operating Expenses
Property operating	30
Depreciation and amortization	3

Total operating expenses	33

Income before gain on sale of real estate	17
Gain on sale of real estate	1,202

Income from discontinued operations	$1,219

(1)	Reflects 2005 operations through date of sale.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Tri-City (approximately 0.5 and 5.5 acres of land with a cost basis of $166 and $817 at September 30, 2006 and December 31, 2005, respectively)	$451	$15,437

The construction costs of Brier Corporate Center were reclassed to land, building and tenant improvements when the property was completed and the first tenant moved in during the first quarter of 2006 (See Note 3 for discussion).

Land held for development consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Tri-City (approximately 4 acres of land as of September 30, 2006 and December 31, 2005, respectively)	$1,127	$899

The increase in cost was primarily due to the expenses related to the pre-design activities.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of September 30, 2006 and December 31, 2005, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Note payable #1 collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,529	$26,800
Note payable #2 collateralized by first deeds of trust on four properties (discussed below). The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $173.	29,838	—
Construction note payable collateralized by Brier Corporate Center. The note had a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), monthly interest-only payments and a maturity date of April 27, 2007. This note was paid off in April 2006.	—	7,024
Line of credit collateralized by first deed of trust on Two Parkside. The line of credit had a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.25% as of December 31, 2005), monthly interest-only payments, and a maturity date of April 15, 2007. This line of credit was paid off in April 2006.	—	4,000

Total	$56,367	$37,824

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza with an aggregate net carrying value of approximately $17,281,000 and $17,924,000 at September 30, 2006 and December 31, 2005, respectively. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza with an aggregate net carrying value of approximately $30,952,000 at September 30, 2006. Both notes provide a one-time loan assumption and a release provision for an individual asset.

In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction loan for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from the new loan in the amount of approximately $16,180,000 were added to the Partnership’s cash reserve. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

The annual maturities of the Partnership’s notes payable as of September 30, 2006, are as follows (in thousands):

2006	$193
2007	795
2008	840
2009	888
2010	938
Thereafter	52,713

Total	$56,367

Note 6. RELATED PARTY TRANSACTIONS

In July 2004, the Partnership extended its management relationship with Glenborough Properties L.P. (“Glenborough”) through December 31, 2006. In May 2006, the Partnership further extended the Property Management and Services Agreement with Glenborough through December 31, 2008. All other terms and conditions remained unchanged. The Partnership engaged Glenborough to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in the property operating in the statements of operations ($243,000 and $224,000 for the nine months ended September 30, 2006, and 2005, respectively); (ii) a construction services fee which was included in the rental properties in the balance sheets ($35,000 and $51,000 for the nine months ended September 30, 2006, and 2005, respectively); (iii) a specified asset and Partnership management fee of $300,000 per year (with reimbursements of certain expenses and consulting service fees) which was included in

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

general and administrative in the statements of operations ($225,000 and $223,000 for the nine months ended September 30, 2006 and 2005, respectively); (iv) a leasing services fee which was included in the deferred costs in the balance sheets ($403,000 and $177,000 for the nine months ended September 30, 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($0 and $43,000 for the nine months ended September 30, 2006 and 2005, respectively) and 4% for unimproved properties ($0 and $0 for the nine months ended September 30, 2006 and 2005, respectively); (vi) a financing services fee of 1% of gross loan amount ($300,000 and $134,000 for the nine months ended September 30, 2006 and 2005, respectively); and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties in the balance sheets, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($230,000 and $473,000 for the nine months ended September 30, 2006 and 2005, respectively). The fees for the above services (excluding property management fees) totaled $1,193,000 and $1,101,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, Glenborough held 6,044 or 7.2% of the units of limited partnership interest purchased from unaffiliated third parties.

On September 30, 2006, the Partnership incurred expenses of approximately $48,000 on behalf of Rancon Realty Fund IV (“Fund IV”), a separate partnership sponsored by the General Partner of the Partnership. The amount was received in October 2006.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s December 31, 2005 audited consolidated financial statements and the notes thereto and the unaudited interim consolidated financial statements and the notes thereto in Item I.

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

Overview

Tri-City Properties

As of September 30, 2006, the Partnership’s rental properties include four retail and eight office buildings, aggregating approximately 722,000 rentable square feet, of which 42,000 square feet are retail space, and 680,000 square feet are office space. Carnegie Business Center II, formerly an industrial flex building, was repositioned to an office building on January 1, 2006.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,278
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two-story office building	50,867
Lakeside Tower	Six-story office building	112,791
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,635
Brier Corporate Center (commenced operation in February 2006)	Three-story office building	104,048

As of September 30, 2006, the weighted average occupancy of the twelve rental properties was 87%.

As of September 30, 2006, there are nine tenants at Tri-City occupying substantial portions of leased rental space. These nine tenants, in the aggregate, occupy approximately 309,000 square feet of the 722,000 total rentable square feet at Tri-City and account for approximately 51% of the rental income generated at Tri-City for the Partnership as of September 30, 2006.

Tri-City Land

As of September 30, 2006, the Partnership owned approximately 4.5 acres of land, of which 0.5 acre is currently a construction pad ready for development, and the remaining 4 acres of land are part undeveloped and part used as parking lots. The Partnership is looking into developing all the available acres of land to generate more operating income for the Partnership.

Financing

The Partnership’s Tri-City rental properties are owned by the Partnership, in fee, subject to the following two notes:

Collateral	Outstanding balance	Mortgage	Interest rate	Monthly payment	Maturity date
Note payable #1 – Seven properties (listed below)	$26,529,000	Note	5.46%	Principal & Interest	1/01/2016

Note payable #2 – Four properties (listed below)	$29,838,000	Note	5.61%	Principal & Interest	5/01/2016

Note payable #1 is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza.

Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

There is no debt collateralized by Three Carnegie.

Results of Operations

Comparison of the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005

Revenue

Rental income increased $736,000, or 28%, and $2,125,000, or 28% for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively, primarily due to the commencement of operations at Three Carnegie and Brier Corporate Center and an increase in occupancy at One Parkside, partially offset by a decrease in occupancies at One Carnegie Plaza and Carnegie Business Center II.

Expenses

Property operating expenses increased $370,000, or 28%, and $766,000, or 24%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to commencement of operations at Three Carnegie and Brier Corporate Center and an increase in occupancy at One Parkside, partially offset by a decrease in occupancies at One Carnegie Plaza and Carnegie Business Center II.

Depreciation and amortization increased $406,000, or 53%, and $1,000,000, or 46%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to depreciation and amortization commencing at Three Carnegie and Brier Corporate Center for the buildings, tenant improvements and lease commissions.

Expenses associated with undeveloped land decreased $15,000, or 39%, and $81,000, or 60%, for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to decreases in association dues and property taxes resulting from the transfer of Brier Corporate Center from construction in progress to rental property for the three months ended September 30, 2006, as well as the transfer of Three Carnegie from construction in progress to rental property for the nine months ended September 30, 2006.

General and administrative expenses decreased $48,000, or 18%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to one-time additional investor service and refinancing expenses in 2005, partially offset by increases in audit fee, tax fee and state taxes for the additional two wholly-owned subsidiaries and General and administrative expenses increased $16,000, 2%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to increases in audit fee, tax fee and state taxes for the additional two wholly-owned subsidiaries, partially offset by the one-time additional investor service and refinancing expenses in 2005.

Non-operating income / expenses

Interest and other income increased $129,000 and $206,000 during the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, primarily due to higher average invested cash balances and the short-term investment resulting from the proceeds of a new loan.

Interest expense increased $517,000 and $1,017,000 during the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, primarily due to an increase in borrowings and cessation of the capitalization of interest at Three Carnegie and Brier Corporate Center, which commenced operations in July 2005 and February 2006, respectively.

Loss on early extinguishment of debt of $227,000 during the nine months ended September 30, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

Liquidity and Capital Resources

As of September 30, 2006, the Partnership had cash and cash equivalents of $4,417,000.

The Partnership’s liabilities at September 30, 2006, include two notes payable. The borrowings totaled approximately $56,367,000, collateralized by properties with an aggregate net carrying value of approximately $48,233,000.

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

As of September 30, 2006, the Partnership had a short-term investment of $10,000,000. The investment is a certificate of deposit with an interest rate of 4.9% and a maturity date of November 6, 2006. Interest income is recognized when earned.

During the nine months ended September 30, 2006, cash provided by operating activities was insufficient to pay distributions by $491,000. The shortfalls were funded from the loan proceeds.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2006, for sales that were completed in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements. However, the amount will be recorded when and if it becomes payable.

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

Contractual Obligations

At September 30, 2006, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loan	$193	$1,635	$1,826	$52,713	$56,367
Interest on indebtedness	780	6,138	5,947	14,346	27,211

Total	$973	$7,773	$7,773	$67,059	$83,578

Management expects that the Partnership’s cash balance at September 30, 2006, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements and its ability to fund distributions.

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the nine months ended September 30, 2006, the Partnership’s cash provided by operating activities totaled $852,000.

The $227,000 in loss on early extinguishment of debt at September 30, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

The $313,000 increase in accounts receivable at September 30, 2006, compared to December 31, 2005, was primarily due to increases in interest income accruals related to the short-term investment, as well as tenant rents receivable, partially offset by the collection of tenant note receivable.

The $747,000 increase in deferred costs at September 30, 2006, compared to December 31, 2005, was due to lease commissions paid for the initial lease-up of Three Carnegie and Brier Corporate Center and loan fees related to note payable #2. Included in the increase are fees paid to Glenborough for leasing services of approximately $403,000 and financing services of approximately $300,000 for the nine months ended September 30, 2006.

The $1,873,000 increase in prepaid expenses and other assets at September 30, 2006, compared to December 31, 2005, was primarily due to an increase in straight line rent receivables and earthquake insurance premiums paid, partially offset by the amortization of prepaid insurance.

The $366,000 increase in accounts payable and other liabilities at September 30, 2006, compared to December 31, 2005, was primarily due to an increase in security deposits and accrual for operating expenses, partially offset by payments of property taxes, distribution to General Partner and the redemption of Partnership Units.

The $51,000 decrease in prepaid rents at September 30, 2006 was due to a higher amount of January 2006 rents received in December 2005, as compared to the balance of October 2006 rents received in September 2006.

Investing Activities

During the nine months ended September 30, 2006, the Partnership’s cash used for investing activities totaled $15,699,000, which consisted of $10,000,000 for the purchase of the short-term investments, $5,777,000 primarily used for building and tenant improvements at Three Carnegie, Brier Corporate Center, Carnegie Business Center II and One Parkside, partially offset by the partial collection of $78,000 from a note receivable related to tenant improvements.

Financing Activities

During the nine months ended September 30, 2006, the Partnership’s cash provided by financing activities totaled $15,827,000, which consisted of $30,000,000 from the proceeds of a new loan closed in April 2006 and $2,338,000 from draws on the construction note payable, partially offset by $9,362,000 and $4,000,000 for the pay off of the construction note payable and line of credit, respectively, $433,000 of principal payments made on the notes payable, $458,000 for the loan fees in connection with the new financing, $915,000 for payment of redemption of limited partnership units, $1,029,000 for payment of distributions to limited partners and $314,000 for payment of distributions to the General Partner, of which $200,000 was accrued in 2005.

Cash flows

For the nine months ended September 30, 2006, cash provided by operating activities was $852,000, as compared to $1,803,000 for the same period in 2005. The change was primarily due to increases in accounts receivable, prepaid expenses and other assets, partially offset by an increase in rental income resulting from the commencement of operations at Three Carnegie Plaza and Brier Corporate Center in July 2005 and February 2006, respectively, and an increase in accounts payable and other liabilities. For the nine months ended September 30, 2006, cash used for investing activities was $15,699,000, as compared to $10,041,000 for the same period in 2005. The change was primarily due to the purchase of short-term investments and sale proceeds received in 2005 from the sale of the property leased to Chuck E. Cheese, partially offset by a decrease in construction costs at Brier Corporate Center which commenced operations in February 2006. For the nine months ended September 30, 2006, cash provided by financing activities was $15,827,000, as compared to $8,271,000 for the same period in 2005. The change was primarily due to the proceeds from a new loan and an increase in draws on construction note payable, partially offset by the pay offs of the construction note payable and line of credit, a decrease in draws on the line of credit and increases in the redemption of limited partnership units and in distributions to the limited partners and the General Partner.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date						Total
	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Collateralized Fixed Rate Debt	$193	$795	$840	$888	$938	$52,713	$56,367
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of September 30, 2006, the Partnership had cash equivalents of $4,417,000 invested in an interest-bearing money market account and $10,000,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 4. Controls and Procedures

The principal executive officer and principal financial officer of the General Partner has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

31	Rule 13a-14 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 1350 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 17, 2006		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 17, 2006	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner