Form 10-K
period 2006-12-31
RANCON REALTY FUND V
filed 2007-04-06
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2006

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

Rancon Realty Fund V, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and selling real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson (“DLS”) and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by DLS. The Partnership has no employees.

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2006, the Partnership has twelve properties consisting of eight office properties, a 25,000 square foot health club, two restaurants and a retail space. The Partnership’s properties are more fully described in Item 2.

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by seven properties (as discussed in Item 2) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

In April 2006, the Partnership formed Rancon Realty Fund V Subsidiary Two LLC (“RRF V SUB2”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the second quarter of 2006. The note is collateralized by four properties (as discussed in Item 2) which have been contributed to RRF V SUB2 by the Partnership. Since RRF V SUB2 is wholly owned by the Partnership, the financial statements of RRF V SUB2 have been consolidated with those of the Partnership.

In 2004, 2005 and 2006, a total of 1,509, 2,204 and 1,304 units of limited partnership interest (“Units”) were redeemed at average per unit prices of $394, $488 and $629, respectively. As of December 31, 2006, there were 83,902 Units outstanding.

The Partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless terminated earlier in accordance with the provisions of the Partnership Agreement.

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

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment (“Environmental Laws”) a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policy insuring the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 13.4 million square feet of office space. According to a fourth quarter 2006 market view report from an independent broker, accelerated growth in the Inland Empire in the past two decades has resulted in an increase in economic traffic and created a major distribution point out of the Inland Empire. Investment firms and capital markets are viewing the Inland Empire as a market of its own with great expectations and good investment returns. The study also showed an overall vacancy rate of approximately 8.75% within the Inland Empire East Market as of December 31, 2006.

As of December 31, 2006, the Partnership owned twelve rental properties and approximately 4.5 acres of unimproved land. The Partnership’s plan is to develop more properties on the remaining acres of land to generate more operating income for the Partnership in this fast–growing market.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,278
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,791
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,635
Brier Corporate Center (commenced operations in February 2006)	Three-story office building	104,048

The eight office properties totaling approximately 680,000 square feet are 88% occupied, and the four retail properties totaling approximately 42,000 square feet are 100% occupied.

As of December 31, 2006, there were ten tenants occupying substantial portions of leased rental space. These ten tenants, in the aggregate, occupy approximately 327,000 square feet of the 722,000 total rentable square feet and account for approximately 54% of the rental income generated for the Partnership as of December 31, 2006.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2006 were as follows:

	2006	2005	2004	2003	2002
One Carnegie Plaza	82%	100%	98%	100%	95%
Two Carnegie Plaza	97%	95%	100%	100%	97%
Carnegie Business Center II	95%	81%	87%	82%	91%
Lakeside Tower	90%	94%	95%	98%	93%
One Parkside	90%	80%	97%	100%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	100%
Two Parkside	100%	100%	100%	65%	N/A
Pat & Oscars	100%	100%	100%	N/A	N/A
Three Carnegie	65%	20%	N/A	N/A	N/A
Brier Corporate Center	84%	N/A	N/A	N/A	N/A

Weighted average occupancy	88%	84%	97%	93%	95%

The annual effective rents per square foot for each of the five years ended December 31, 2006 were as follows:

	2006	2005	2004	2003	2002
One Carnegie Plaza	$18.28	$17.91	$17.27	$16.65	$15.11
Two Carnegie Plaza	$18.71	$18.16	$17.42	$16.61	$16.15
Carnegie Business Center II	$14.93	$12.68	$11.70	$11.46	$11.20
Lakeside Tower	$23.16	$22.48	$22.20	$22.00	$20.56
One Parkside	$22.22	$20.39	$20.58	$20.13	$19.92
Bally’s Health Club	$13.03	$11.33	$11.33	$11.33	$11.33
Outback Steakhouse	$16.75	$15.23	$15.23	$15.23	$15.23
Palm Court Retail # 3	$24.79	$22.98	$22.98	$22.98	$22.98
Two Parkside	$24.23	$23.60	$22.98	$22.20	N/A
Pat & Oscars	$17.65	$17.65	$17.65	N/A	N/A
Three Carnegie	$21.13	$20.82	N/A	N/A	N/A
Brier Corporate Center	$21.00	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December 2006 rental income for each tenant by the total square feet occupied at the property.

The Partnership’s rental properties are owned by the Partnership, in fee, subject to the following notes:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1 – Seven properties (listed below)	$26,436,000	Note	5.46%	Principal & Interest	1/01/2016
Note payable #2 – Four properties (listed below)	$29,739,000	Note	5.61%	Principal & Interest	5/01/2016

Note payable #1 is collateralized by Bally’s, Carnegie Business Center II, Lakeside Tower, Outback, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

In December 2005, the Partnership obtained a loan (note payable #1) in the amount of $26,800,000. The proceeds from note payable #1 were used to pay off a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, a line of credit, which was collateralized by One Carnegie Plaza and Carnegie Business Center II, and pay down a line of credit collateralized by Two Parkside. The net loan proceeds from note payable #1 in the amount of approximately $853,000 were added to the Partnership cash reserves. There was no prepayment penalty incurred at the time of the payoff of the aforementioned note payable. In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction note payable for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from note payable #2 in the amount of approximately $16,180,000 were added to the Partnership cash reserves. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

Land

As of December 31, 2006, the Partnership owned approximately 4.5 acres of land, of which 0.5 acre is currently a construction pad ready for development, and the remaining 4 acres of land are part undeveloped and part used as parking lots. The Partnership is looking into developing all the available acres of land to generate more operating income for the Partnership.

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

Market Information

There is no established trading market for the units of limited partnership interest (“Units”) issued by the Partnership.

Holders

As of December 31, 2006, there were 8,479 holders of Units.

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

In 2006, the Partnership distributed from operations $2,057,000 to the limited partners and $229,000 to the General Partner.

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

The following is selected financial data for each of the five years ended December 31, 2006 (in thousands, except per unit of limited partnership interest (“Unit”) data):

	2006	2005	2004	2003	2002
Operating revenue	$13,879	$10,331	$10,078	$8,344	$7,349
Income from continuing operations	$175	$819	$737	$543	$93
Income from discontinued operations	$—	$1,255	$63	$65	$—
Net income	$175	$2,074	$800	$608	$93
Net income allocable to Limited Partners	$137	$1,927	$720	$547	$84
Net income per limited partnership unit	$1.72	$22.31	$8.16	$6.08	$0.90
Total assets	$79,354	$66,654	$45,694	$42,648	$39,625
Long-term obligations	$56,175	$37,824	$17,465	$13,828	$8,742
Cash distributions per limited partnership unit	$24.48	$21.48	$17.67	$15.18	$13.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the consolidated financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership.

Overview

Construction

In February 2006, the Brier Corporate Center commenced operations and the first tenant moved in and occupied 87,000 square feet, approximately 84% of the building. Brier Corporate Center is a three-story office building on a 5-acre land parcel with approximately 104,000 total rentable square feet.

Financing

In April 2006, the Partnership obtained a loan collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza in the amount of $30,000,000. The loan proceeds were used to pay off the construction note payable for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net proceeds of approximately $16,180,000 were added to the Partnership cash reserves. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

Unit redemption

During 2006, a total of 1,304 units of limited partnership interest (“Units”) were redeemed at average prices of $629. As of December 31, 2006, there were 83,902 Units outstanding.

Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Revenue

Operating revenue increased $3,548,000, or 34%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to the commencement of operations at Three Carnegie and Brier Corporate Center (as discussed in Item 2), an increase in occupancies at Carnegie Business Center II and One Parkside and an increase in Bally’s rental income, partially offset by a decrease in occupancy at One Carnegie Plaza.

Expenses

Property operating expenses increased $1,342,000, or 32%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to commencement of operations at Three Carnegie and Brier Corporate Center (as discussed in Item 2), an increase in occupancies at Carnegie Business Center II and One Parkside and an increase in insurance premiums, partially offset by a decrease in occupancy at One Carnegie Plaza.

Depreciation and amortization increased $1,599,000, or 54%, the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to depreciation and amortization commencing at Three Carnegie and Brier Corporate Center for the buildings, tenant improvements and lease commissions, as well as depreciation on additional tenant improvements and amortization of additional lease commissions.

Expenses associated with undeveloped land decreased $92,000, or 58%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in association dues and property taxes resulting from the transfer of Brier Corporate Center from construction in progress to rental property.

General and administrative expenses decreased $72,000, or 7%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to one-time additional investor service and refinancing expenses in 2005, partially offset by increases in audit and tax fees and state taxes.

Non-operating income / expenses

Interest and other income increased $257,000, or 306%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an increase in the investment of proceeds of the refinancing completed in the fourth quarter of 2005.

Interest expense increased $1,445,000, or 118%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an increase in borrowings and cessation of the capitalization of interest to the costs of Three Carnegie and Brier Corporate Center, which commenced operations in July 2005 and February 2006, respectively.

Loss on early extinguishment of debt of $227,000 during 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Revenue

Operating revenue increased $253,000, or 3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in occupancy at Three Carnegie, which commenced operations in July 2005, offset by decreases in occupancy at Carnegie Business Center II and One Parkside (as discussed in Item 2).

Expenses

Operating expenses increased $34,000, or 1%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to an increase in utility costs, earthquake insurance and property tax expenses resulting from the reassessed value of Carnegie Business Center I, as well as the commencement of operations at Three Carnegie, offset by a reduction in property management fees from 5% in 2004 to 3% in 2005.

Depreciation and amortization increased $361,000, or 14%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to depreciation of one new building, land improvements and tenant improvements placed into service in 2005.

Expenses associated with undeveloped land decreased $33,000 or 17%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to capitalization of property taxes and insurance at Three Carnegie and Brier Corporate Center during their construction periods.

General and administrative expenses decreased $219,000, or 18%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a reduction in asset and Partnership management fees in 2005, offset by an increase one-time additional investor service and refinancing expenses in 2005.

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

Liquidity and Capital Resources

As of December 31, 2006, the Partnership had cash and cash equivalents of $2,674,000 and a short-term investment of $10,290,000. The investment is a certificate of deposit with an interest rate of 5.26% and a maturity date of May 14, 2007. Interest income is recognized when earned.

The Partnership’s liabilities at December 31, 2006, include two notes payable. The borrowings totaled approximately $56,175,000, collateralized by properties with an aggregate net carrying value of approximately $47,832,000.

In December 2005, the Partnership obtained a loan (note payable #1) in the amount of $26,800,000. The proceeds from note payable #1 were used to pay off a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, a line of credit, which was collateralized by One Carnegie Plaza and Carnegie Business Center II, and to pay down a line of credit collateralized by Two Parkside. The net loan proceeds from note payable #1 in the amount of approximately $853,000 were added to the Partnership’s cash reserves. There was no prepayment penalty incurred at the time of payoff of the aforementioned note payable. In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction note payable for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from note payable #2 in the amount of approximately $16,180,000 were added to the Partnership’s cash reserves. The loss on early extinguishment in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

On March 31, 2005, the Partnership sold a property leased to Chuck E. Cheese for a price of $2,157,800 and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2006 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2006, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2006, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$795	$1,728	$2,016	$51,636	$56,175
Interest on indebtedness	3,092	6,045	6,082	11,213	26,432

Total	$3,887	$7,773	$8,098	$62,849	$82,607

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2006, the Partnership’s cash provided by operating activities totaled $1,908,000.

The loss on early extinguishment of debt of $227,000 at December 31, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

The increase in accounts receivable of $329,000 at December 31, 2006, compared to December 31, 2005, was primarily due to increases in receivables from tenant improvements, as well as tenants’ operating revenue.

The increase in deferred costs of $1,035,000 at December 31, 2006, compared to December 31, 2005, was due to lease commissions paid for the initial lease-up of Three Carnegie and Brier Corporate Center and loan fees related to note payable #2. Included in the increase are fees paid to Glenborough LLC, a related party, for leasing services of approximately $403,000.

The increase in prepaid expenses and other assets of $1,702,000 at December 31, 2006, compared to December 31, 2005, was primarily due to an increase in straight line rent receivables and earthquake insurance premiums paid, partially offset by the amortization of prepaid insurance.

The decrease in accounts payable and other liabilities of $59,000 at December 31, 2006, compared to December 31, 2005, was primarily due to an increase in security deposits and accrual for operating expenses, partially offset by payments of property taxes.

The increase in prepaid rents of $58,000 at December 31, 2006, was due to a higher amount of January 2007 rents received in December 2006, as compared to January 2006 rents received in December 2005.

Investing Activities

During the year ended December 31, 2006, the Partnership’s cash used for investing activities totaled $17,198,000, which consisted of $10,290,000 for the purchase of the short-term investments and $6,908,000 primarily used for building and tenant improvements at Three Carnegie, Brier Corporate Center, Carnegie Business Center II and One Parkside.

Financing Activities

During the year ended December 31, 2006, the Partnership’s cash provided by financing activities totaled $14,527,000, which consisted of $30,000,000 from the proceeds of a new loan closed in April 2006 and $2,338,000 from draws on the construction note payable, partially offset by $9,362,000 and $4,000,000 for the pay off of the construction note payable and line of credit, respectively, $625,000 of principal payments made on the notes payable, $417,000 for the loan fees in connection with the new financing, $921,000 for payment of redemption of limited partnership units, $2,057,000 for payment of distributions to limited partners and $429,000 for payment of distributions to the General Partner, of which $200,000 was accrued in 2005.

Cash flows

For the year ended December 31, 2006, cash provided by operating activities was $1,908,000, as compared to $3,397,000 for the same period in 2005. The change was primarily due to an increase in deferred costs and prepaid expenses and other assets, and partially offset by an increase in rental income resulting from the commencement of operations at Three Carnegie Plaza and Brier Corporate Center. For the year ended December 31, 2006, cash used for investing activities was $17,198,000, as compared to $17,545,000 for the same period in 2005. The change was primarily due to the purchase of short-term investments and a decrease in sale proceeds, offset by a decrease in construction costs at Brier Corporate Center which commenced operations in February 2006. For the year ended December 31, 2006, cash provided by financing activities was $14,527,000, as compared to $16,618,000 for the same period in 2005. The change was primarily due to a decrease in draws from construction note payable and line of credit, a decrease in loan fees and redemption of limited partnership units and an increase in distributions to limited partners and the General Partner, partially offset by higher proceeds from refinance, and a decrease in payoff of note payable and lines of credit.

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

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods when activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s expectation to make annual or more frequent cash distributions to partners;

•	The Partnership’s plan to develop its remaining acres of land to generate more operating income;

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

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$795	$840	$888	$939	$1,077	$51,636	$56,175
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of December 31, 2006, the Partnership had cash equivalents of $2,674,000 invested in an interest-bearing money market account and $10,290,000 in short-term investments. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The principal executive officer and principal financial officer of the General Partner has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC	7,510 Units	8.95%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA)	3 Units (direct)	*

Units	Daniel L. Stephenson Family Trust	100 Units (direct)	*

*	Less than 1 percent

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

Item 13.	Certain Relationships and Related Transactions, Director Independence

During the year ended December 31, 2006, the Partnership did not incur any expenses or costs reimbursable to RFC, Mr. Stephenson or any other related person of the Partnership, other than fees paid to Glenborough LLC, which holds 8.95% of the units. See Note 6 in the Notes to the Consolidated Financial Statements for a description of such fees.

Item 14.	Principal Accountant Fees and Services

The Partnership was billed $14,000, $20,250 and $71,000 in 2006, 2005 and 2004, respectively for audit services rendered by the former accountant. The Partnership was billed $85,000 and $80,000 in 2006 and 2005 for audit services rendered by the principal accountant. The Partnership was not billed for any other services by the accountants during such periods.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Partners’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.2 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.6)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California Limited Partnership

	By	Rancon Financial Corporation
a California corporation, its General Partner

Date: April 6, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: April 6, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2006 and 2005, listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
April 6, 2007

Report of Former Independent Registered Public Accounting Firm

The General Partner

RANCON REALTY FUND V, A California Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners’ equity, and cash flows of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the 2004 information in the accompanying financial statement schedule listed in the accompanying index to the financial statements and schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of RANCON REALTY FUND V, a California Limited Partnership, and subsidiaries for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 information in the accompanying financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005, except for

the last paragraph of note 3 which is

as of March 28, 2006

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except unit amounts)

	2006	2005
Assets

Investments in real estate:
Rental properties	$76,119	$57,538
Accumulated depreciation	(18,142)	(14,693)

Rental properties, net	57,977	42,845

Construction in progress	451	15,437
Land held for development	1,370	899

Total real estate investments	59,798	59,181
Cash and cash equivalents	2,674	3,437
Short-term investments	10,290	—
Note and accounts receivable, net	1,033	704
Deferred costs, net of accumulated amortization of $1,169 and $1,061 at December 31, 2006 and 2005, respectively	3,191	2,666
Prepaid expenses and other assets	2,368	666

Total assets	$79,354	$66,654

Liabilities and Partners’ Equity

Liabilities:
Notes payable and lines of credit	$56,175	$37,824
Accounts payable and other liabilities	517	759
Construction costs payable	9	2,545
Prepaid rent	270	212

Total liabilities	56,971	41,340

Commitments and contingent liabilities (Note 7)

Partners’ equity:
General Partner	(801)	(610)
Limited partners, 83,902 and 85,206 limited partnership units outstanding at December 31, 2006 and 2005, respectively	23,184	25,924

Total partners’ equity	22,383	25,314

Total liabilities and partners’ equity	$79,354	$66,654

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2006, 2005 and 2004

(in thousands, except per unit amounts and units outstanding)

	2006	2005	2004
Operating Revenue	$13,879	$10,331	$10,078

Operating Expenses
Property operating	5,593	4,251	4,217
Depreciation and amortization	4,533	2,934	2,573
Expenses associated with undeveloped land	67	159	192
General and administrative	951	1,023	1,242

Total operating expenses	11,144	8,367	8,224

Operating income	2,735	1,964	1,854

Interest and other income	341	84	80
Interest expense	(2,674)	(1,229)	(1,197)
Loss on early extinguishment of debt	(227)	—	—

Income from continuing operations	175	819	737

Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	—	1,255	63

Net income	$175	$2,074	$800

Basic and diluted income per limited partnership unit:
Continuing operations	$1.63	$8.54	$7.52
Discontinued operations	—	13.77	0.64

	$1.63	$22.31	$8.16

Weighted average number of limited partnership units outstanding during each year	84,150	86,368	88,258

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(465)	$29,305	$27,840
Redemption of limited partnership units	—	(595)	(595)
Net income	80	720	800
Distributions ($17.67 per limited partnership unit)	(172)	(1,555)	(1,727)

Balance (deficit) at December 31, 2004	(557)	26,875	26,318
Redemption of limited partnership units	—	(1,076)	(1,076)
Net income	147	1,927	2,074
Distributions ($21.48 per limited partnership unit)	(200)	(1,802)	(2,002)

Balance (deficit) at December 31, 2005	(610)	25,924	25,314
Redemption of limited partnership units	—	(820)	(820)
Net income	38	137	175
Distributions ($24.48 per limited partnership unit)	(229)	(2,057)	(2,286)

Balance (deficit) at December 31, 2006	$(801)	$23,184	$22,383

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:

Net income	$175	$2,074	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(1,202)	—
Loss on early extinguishment of debt	227	—	—
Depreciation and amortization (including discontinued operations)	4,361	2,938	2,620
Amortization of loan fees, included in interest expense (including discontinued operations)	94	168	154
Changes in certain assets and liabilities:
Accounts receivable	(329)	38	9
Deferred costs	(1,035)	(932)	(600)
Prepaid expenses and other assets	(1,702)	312	(116)
Accounts payable and other liabilities	59	(96)	214
Prepaid rent	58	97	(403)

Net cash provided by operating activities	1,908	3,397	2,678

Cash flows from investing activities:

Purchase of short-term investments	(10,290)	—	—
Net proceeds from sale of real estate	—	2,032	—
Additions to real estate investments	(6,908)	(19,667)	(4,303)
Payments received from tenant improvement note receivable	—	90	110

Net cash used for investing activities	(17,198)	(17,545)	(4,193)

Cash flows from financing activities:

Proceeds from note payable	30,000	26,800	—
Draws from construction note payable	2,338	7,024	—
Draws on lines of credit	—	12,315	3,840
Payoff of construction note payable	(9,362)	(8,132)	—
Payments on lines of credit	(4,000)	(17,425)	—
Principal payments on note payable	(625)	(223)	(203)
Loan fees	(417)	(744)	(141)
Redemption of limited partnership units	(921)	(1,023)	(595)
Distributions to limited partners	(2,057)	(1,802)	(1,555)
Distributions to General Partner	(429)	(172)	—

Net cash provided by financing activities	14,527	16,618	1,346

Net (decrease) increase in cash and cash equivalents	(763)	2,470	(169)

Cash and cash equivalents at beginning of year	3,437	967	1,136

Cash and cash equivalents at end of year	$2,674	$3,437	$967

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding capitalized interest of $330, $790 and $118 in 2006, 2005 and 2004, respectively)	$2,910	$1,851	$1,161

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$—	$101	$48
Redemption payable	—	(101)	(48)

	$—	$—	—

Distribution to General Partner	$—	$200	$172
Distribution payable	—	(200)	(172)

	$—	$—	$—

Construction costs	$9	$1,523	$948
Construction costs payable	(9)	(1,523)	(948)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$1,002	$1,061	$12,201

Adjustment of balance sheet for fully amortized deferred costs	$356	$831	$172

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by eight properties (see Note 5) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

In April 2006, the Partnership formed Rancon Realty Fund V Subsidiary Two LLC (“RRF V SUB2”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the second quarter of 2006. The note is collateralized by four properties (see Note 5) which have been contributed to RRF V SUB2 by the Partnership. Since RRF V SUB2 is wholly owned by the Partnership, the financial statements of RRF V SUB2 have been consolidated with those of the Partnership.

In 2004, 2005 and 2006, a total of 1,509, 2,204 and 1,304 Units were redeemed at average prices of $394, $488 and $629, respectively. As of December 31, 2006, there were 83,902 Units outstanding.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in their absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2006 and 2005, the consolidated statements of operations of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004, the consolidated statements of partners’ equity of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004, and the consolidated statements of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2006, 2005 and 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2006, 2005 and 2004

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease or the estimated useful life of the asset
Furniture and equipment	5 to 7 years

Recently Issued Accounting Literature

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Partnership quantify misstatements based on their impact on each of its financial statements and related disclosures. The adoption of SAB 108 has not had a significant impact on its financial position and results of operations. The Partnership recorded an adjustment totaling $128,000 during the fourth quarter of 2006 relating to how an allowance given to the tenant originally recorded as a note receivable and leases commencing prior to December 31, 2004 that were not being recorded on a straight-line basis. The Partnership concluded that this cumulative adjustment was not material to any previously-reported historical period or the current fiscal year. As such, this cumulative adjustment totaling $128,000 was recorded in the fourth quarter of 2006 and is included in the statement of operations for the year ended December 31, 2006 within its results from operations, versus restating prior periods or as a cumulative effect of a change in accounting principle in the current year.

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

December 31, 2006, 2005 and 2004

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Short-term Investments

The Partnership considers certificates of deposit with original maturities of more than three months and less than one year when purchased to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets. The certificate of deposit has an interest rate of 5.26% and a maturity date of May 14, 2007. Interest income is recognized when earned.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

Sales of Real Estate

The Partnership recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Partnership will not have any significant continuing involvement in the operations of the Property after the disposal transaction.

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Income per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2006		2005		2004
Income allocation	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income from continuing operations
Income from operations	$40	$362	$82	$737	$74	$663
Loss on early extinguishment of debt	(2)	(225)	—	—	—	—

Total allocated income from continuing operations	$38	$137	$82	$737	$74	$663

Income from discontinued operations
Income from operations	$—	$—	$5	48	$6	$57
Gain on sale of real estate	—	—	60	1,142	—	—

Total allocated income from discontinued operations	$—	$—	$65	$1,190	$6	$57

Net income	$38	$137	$147	$1,927	$80	$720

Weighted average number of limited partnership units outstanding during each year		84,150		86,368		88,258

Basic and diluted income per limited partnership unit:
Continuing operations		$1.63		$8.54		$7.52
Discontinued operations		—		13.77		0.64

Net income		$1.63		$22.31		$8.16

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% of operating revenue for the year ended December 31, 2006 and one tenant (Arrowhead Central Credit Union) represented 14% and 15% of operating revenue for the years ended December 31, 2005 and 2004, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 3. RENTAL PROPERTIES AND DISCONTINUED OPERATIONS

Rental properties consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Land	$6,944	$6,293
Land improvements	1,536	1,536
Buildings	53,160	40,424
Tenant improvements	14,479	9,285

	76,119	57,538
Less: accumulated depreciation	(18,142)	(14,693)

Total rental properties, net	$57,977	$42,845

As of December 31, 2006, the Partnership’s rental properties included eight office properties and four retail properties.

On March 31 2005, the Partnership sold a property leased to Chuck E. Cheese for a price of $2,157,800 and generated net proceeds of approximately $2,032,000 and a gain on sale of approximately $1,202,000. The proceeds were added to the Partnership’s cash reserves.

In January 2005, the Partnership entered into a contract with a construction company for $10,337,000 to build the core and shell of a three-story office building on a five-acre land parcel known as Brier Corporate Center totaling approximately 104,000 square feet (unaudited). The Partnership also entered into a contract with the construction company for $4,708,000 to construct tenant and building improvements at this new building. During the first quarter of 2006, the total costs were reclassed from construction in progress to land, building, building improvements and tenant improvements when the core and shell of the building and the tenant and building improvements for an office space of approximately 87,000 square feet (unaudited) were completed.

In January 2004, the Partnership entered into a contract with a construction company for $5,900,000 to build a two-story office building on a one-acre land parcel known as Three Carnegie with a total of 83,600 rentable square feet (unaudited). In July 2005, the costs of $7,303,000 of Three Carnegie were reclassed from construction in progress to land and building when the core and shell of the property was substantially completed.

In 2006 and 2005, fully depreciated building and tenant improvements of $1,002,000 and 1,061,000, respectively, were removed from the balances of such accounts.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented.

Below is a summary of the results of operations of the property leased to Chuck E. Cheese (dollars in thousands):

	2005 (1)	2004
Operating Revenue	$86	$177

Property operating	29	67
Depreciation and amortization	4	47

Total operating expenses	33	114

Income before gain on sale of real estate	53	63
Gain on sale of real estate	1,202	—

Income from discontinued operations	$1,255	$63

(1)	Reflects 2005 operations through the date of sale.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Construction in progress (approximately 0.5 and 5.5 acres of land with a cost basis of $166 and $817 as of December 31, 2006 and 2005, respectively)	$451	$15,437

The decrease in cost was primarily due to the completion of construction at Brier Corporate Center which resulted in a reclass of the cost from construction in progress to building, building improvements and tenant improvements (see Note 3 for details). The 0.5 acre is currently a construction pad ready for development.

Land held for development consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Land held for development (approximately 4 acres of land as of December 31, 2006 and 2005, respectively)	$1,370	$899

The increase in cost was primarily due to the expenses related to pre-design activities.

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Note payable #1 collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,436	$26,800

Note payable #2 collateralized by first deeds of trust on four properties (discussed below). The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $173.	29,739	—

Construction note payable collateralized by Brier Corporate Center. The note had a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), monthly interest-only payments and a maturity date of April 27, 2007. This note was paid off in April 2006.	—	7,024

Line of credit collateralized by first deed of trust on Two Parkside. The line of credit had a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.25% as of December 31, 2005), monthly interest-only payments, and a maturity date of April 15, 2007. This line of credit was paid off in April 2006.	—	4,000

Total	$56,175	$37,824

In December 2005, the Partnership obtained a loan (note payable #1) in the amount of $26,800,000. Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The annual maturities on the Partnership’s notes payable as of December 31, 2006, are as follows (in thousands):

2007	795
2008	840
2009	888
2010	939
2011	1,077
Thereafter	51,636

Total	$56,175

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity - Glenborough LLC was formed, and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the statements of operations ($352,000, $304,000 and $502,000 for the years ended December 31, 2006, 2005 and 2004, respectively); (ii) a construction services fee which was included in rental properties on the balance sheet ($49,000 and $60,000 in 2006 and 2005, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the statements of operations ($300,000, $300,000 and $661,000 for the years ended December 31, 2006, 2005 and 2004, respectively); (iv) a leasing services fee which was included in deferred costs on the balance sheet ($411,000 and $231,000 in 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($43,000 in 2005) and a sales fee of 4% for unimproved properties (none for the years ended December 31, 2006 and 2005, respectively); (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the balance sheet ($300,000 and $402,000 in 2006 and 2005, respectively); and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($230,000 and $852,000 in 2006 and 2005, respectively).

As of December 31, 2006, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 7,510 or 8.95% of the units of limited partnership interest purchased from unaffiliated third parties.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2006, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019.

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$12,683
2008	11,575
2009	9,926
2010	7,684
2011	4,647
Thereafter	16,892

Total	$63,407

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the Consolidated Statements of Operations and amounted to $792,000, $521,000 and $662,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2006, 2005 and 2004, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	2006	2005	2004
Net income as reported in the accompanying consolidated financial statements	$175	$2,074	$800

Financial reporting depreciation in excess of tax reporting depreciation*	1,784	741	723
Gains for financial reporting in excess of tax gains	—	(273)	—
Property taxes capitalized for tax reporting in excess of financial reporting*	—	(15)	129
Operating expenses reported in a different period for financial reporting than for income tax reporting, net	(1,811)	(84)	(116)

Net income for federal income tax purposes*	$148	$2,443	$1,536

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Partners’ equity as reported in the accompanying financial statements	$22,383	$25,314

Provision for impairment of investments in real estate	3,643	4,099
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction	24,707	24,278

Partners’ capital for federal income tax purposes*	$48,746	$51,704

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Operating Revenue	$3,130	$3,306	$3,384	$4,059

Operating Expenses

Property operating	1,194	1,157	1,669 (1)	1,573	(1)
Depreciation and amortization	942	1,038	1,175	1,378
Expenses associated with undeveloped land	24	8	23	12
General and administrative	253	279	214	205

Total operating expenses	2,413	2,482	3,081	3,168

Operating income	717	824	303	891

Interest and other income	20	103	149	69
Interest expense	(366)	(706)	(802)	(800)
Loss on early extinguishment of debt	—	(227)	—	—

Net income (loss)	$371	$(6)	$(350)	$160

Basic and diluted net income (loss) per limited partnership unit*	$3.94	$(0.31)	$(3.75)	$1.72

Weighted average number of limited partnership units outstanding during each period	84,730	84,054	84,912	83,904

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.
(1)

Property operating expenses are higher during the third quarter of 2006 primarily due to an increase in earthquake insurance as well as an increase in utility costs as a result of higher utility rates. The increase in earthquake insurance also impacted property operating expenses during the fourth quarter of 2006.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	Quarter Ended (unaudited)
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operating Revenue	$2,541	$2,506	$2,648	$2,636

Operating Expenses

Property operating	974	981	1,299	997
Depreciation and amortization	682	704	769	779
Expenses associated with undeveloped land	43	55	38	23
General and administrative	215	253	262	293

Total operating expenses	1,914	1,993	2,368	2,092

Operating income	627	513	280	544

Interest and other income	17	29	20	18
Interest expense	(289)	(283)	(285)	(372)

Income before discontinued operations	355	259	15	190

Income from discontinued operations (Including gain on sale of real estate of $1,202 in the quarter ended March 31, 2005)	1,232	(13)	—	36

Net income	$1,587	$246	$15	$226

Basic and diluted per limited partnership unit:

Continuing operations*	$3.67	$2.69	$0.16	$2.00
Discontinued operations*	13.40	(0.14)	—	0.38

	$17.07	$2.55	$0.16	$2.38

Weighted average number of limited partnership units outstanding during each period	87,147	86,714	86,130	85,481

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2006
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
One Carnegie Plaza	$ (B	)	$1,583	$—	$8,370	$—	$1,583	$8,370	$9,953	$3,532		6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(C	)	873	—	4,892	—	873	4,892	5,765	2,360	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II	(B	)	544	—	3,024	—	544	3,024	3,568	1,257	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	9,331	—	834	9,331	10,165	4,039	3/88	6/03/85	3-40 yrs.
One Parkside	(C	)	529	—	6,255	—	529	6,255	6,784	1,924	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Bally’s Health Club	(B	)	786	—	2,942	—	786	2,942	3,728	1,327	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	(B	)	—	—	835	—	161	674	835	166	1/96
Palm Court Retail #3	(B	)	249	—	911	—	249	911	1,160	282	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	(C	)	330	—	9,321	—	1,319	8,332	9,651	1,929	1/96	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Pat & Oscar’s	(B	)	341	—	548	—	889	—	889	103	11/03	6/03/85	15-40 yrs.
Three Carnegie	—		480	—	9,908	—	460	9,908	10,368	490	1/04	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			(20)		—		—	—	—
Brier Corporate Center	(C	)	651	—	15,861	—	651	15,425	16,076	733	1/05	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			—		(436)		—	—	—

	56,175		7,144	—	68,975	—	8,480	67,639	76,119	18,142

Construction in progress:
0.5 acres	—		166	—	285		451		451		N/A	6/03/85	N/A

	—		166	—	285	—	451	—	451	—

Land held for development:
4 acres	—		1,691	—	499	—	2,190	—	2,190	—	N/A	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,691	—	(321)	—	1,370	—	1,370	—

TOTAL	$56,175		$9,001	$—	$68,940	$—	$10,301	$67,640	$77,941	$18,142

(A)	The aggregate cost of land and buildings for federal income tax purposes is $104,466,538 (unaudited).
(B)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail #3 and Pat & Oscars are collateral for debt in the aggregate amount of $26.4 million.
(C)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $29.8 million.

(continued)

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Investments in real estate:
Balance at beginning of year	$73,874	$54,535	$61,485

Additions during year	5,069	21,191	5,251
Write-off of fully depreciated rental property	(1,002)	(1,061)	(12,201)
Sale of real estate	—	(791)	—

Balance at end of year	$77,941	$73,874	$54,535

Accumulated Depreciation:

Balance at beginning of year	$14,693	$13,330	$23,314

Additions charged to expense	4,451	2,481	2,217
Write-off of fully depreciated rental property	(1,002)	(1,061)	(12,201)
Sale of real estate	—	(57)	—

Balance at end of year	$18,142	$14,693	$13,330

See accompanying independent registered public accounting firms’ reports.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference).

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.6)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.