Form 10-Q
period 2007-03-31
RANCON REALTY FUND V
filed 2007-05-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets

Investments in real estate:
Rental properties	$76,551	$76,119
Accumulated depreciation	(18,885)	(18,142)

Rental properties, net	57,666	57,977

Construction in progress	451	451
Land held for development	1,412	1,370

Total real estate investments	59,529	59,798

Cash and cash equivalents	2,682	2,674
Short-term investments	10,424	10,290
Note and accounts receivable, net	532	732
Deferred costs, net of accumulated amortization of $1,285 and $1,169 as of March 31, 2007 and December 31, 2006, respectively	3,289	3,191
Prepaid expenses and other assets	2,748	2,669

Total assets	$79,204	$79,354

Liabilities and Partners’ Equity
Liabilities:
Notes payable and lines of credit	$55,980	$56,175
Accounts payable and other liabilities	486	517
Construction costs payable	—	9
Prepaid rent	340	270

Total liabilities	56,806	56,971

Commitments and contingent liabilities (Note 7)

Partners’ equity (deficit):
General Partner	(799)	(801)
Limited partners, 83,900 and 83,902 limited partnership units outstanding as of March 31, 2007 and December 31, 2006, respectively	23,197	23,184

Total partners’ equity	22,398	22,383

Total liabilities and partners’ equity	$79,204	$79,354

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Revenue	$3,564	$3,130

Operating Expenses
Property operating	1,493	1,194
Depreciation and amortization	1,112	942
Expenses associated with undeveloped land	17	24
General and administrative	272	253

Total operating expenses	2,894	2,413

Operating income Total operating expenses	670	717

Interest and other income	143	20
Interest expense	(797)	(366)

Net income	16	371

Basic and diluted net income per limited partnership unit
Net income	$0.17	$3.94

Weighted average number of limited partnership units outstanding during each period	83,900	84,730

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(801)	$23,184	$22,383
Redemption of limited partnership units	—	(1)	(1)
Net income	2	14	16

Balance (deficit) at March 31, 2007	$(799)	$23,197	$22,398

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,112	942
Amortization of loan fees, included in interest expense	20	35
Changes in certain assets and liabilities:
Accounts receivable	200	(67)
Deferred costs	(267)	(375)
Prepaid expenses and other assets	(79)	(469)
Accounts payable and other liabilities	(31)	329
Prepaid rent	70	89

Net cash provided by operating activities	1,041	855

Cash flows from investing activities:
Net additions to real estate investments	(703)	(4,187)
Purchase of short-term investment	(134)	—
Payments received from tenant improvement note receivable	—	26

Net cash used for investing activities	(837)	(4,161)

Cash flows from financing activities:
Draws from construction loan	—	2,337
Principal payments on note payable	(195)	(89)
Loan fee and application deposit	—	(606)
Distribution to General Partner	—	(200)
Redemption of limited partnership units	(1)	(424)

Net cash (used in) provided by financing activities	(196)	1,018

Net increase (decrease) in cash and cash equivalents	8	(2,288)
Cash and cash equivalents at beginning of period	2,674	3,437

Cash and cash equivalents at end of period	$2,682	$1,149

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $254 at March 31, 2007 and March 31, 2006, respectively)	$777	$331

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$—	$181
Redemption payable	—	(181)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the General Partner. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

During the three months ended March 31, 2007, a total of 2 units of limited partnership interest (“Units”) were redeemed at an average price of $680. As of March 31, 2007, there were 83,900 Units outstanding.

The partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners’ and General Partner’s capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

Net loss other than net loss from operations is allocated 99% to the limited partners and 1% to the General Partner. Such net losses will be allocated among limited partners as necessary to equalize their capital accounts in proportion to their Units, and thereafter will be allocated in proportion to their Units.

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Distribution of Cash

The Partnership shall make annual or more frequent distributions of substantially all cash available to be distributed to partners as determined by the General Partner, subject to the following: (i) distributions may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interests of the Partnership; and (ii) all distributions are subject to the payment of partnership expenses and maintenance of reasonable reserves for debt service, alterations and improvements, maintenance, replacement of furniture and fixtures, working capital and contingent liabilities.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations for the three months ended March 31, 2007 and 2006, partners’ equity for the three months ended March 31, 2007, and cash flows for the three months ended March 31, 2007 and 2006.

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

Short-term Investments

The Partnership considers certificates of deposit with original maturities greater than three months and within twelve months at the time of investment to be short-term investments. The short-term investments are held to maturity and recorded at cost on the consolidated balance sheets. Interest income is recognized when earned.

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

Income per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$2	$14	$37	$334
Weighted average number of limited partnership units outstanding during each period		83,900		84,730
Basic and diluted income per limited partnership unit:
Net income		$0.17		$3.94

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

Concentration risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 26% and one tenant represented 15% of operating revenue for the three months ended March 31, 2007.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership believes that the adoption of this standard on January 1, 2008 will not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS No. 159 on the financial position and results of operations.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Reference to 2006 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2006 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,160	53,160
Tenant improvements	14,911	14,479

	76,551	76,119
Less: accumulated depreciation	(18,885)	(18,142)

Total rental properties, net	$57,666	$57,977

As of March 31, 2007, the Partnership’s rental properties included eight office properties and four retail properties.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Construction in progress (approximately 0.5 acre of land with a cost basis of $166 as of March 31, 2007 and December 31, 2006)	$451	$451

Land held for development consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Land held for development (approximately 4 acres of land as of March 31, 2007 and December 31, 2006, respectively)	$1,412	$1,370

The increase was primarily due to construction costs.

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly principal and interest payments of $151,000.	$26,342	$26,436
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly principal and interest payments of $173,000.	29,638	29,739

Total	$55,980	$56,175

The annual maturity on the Partnership’s notes payable as of March 31, 2007, is as follows (in thousands):

2007	$600
2008	840
2009	888
2010	939
2011	992
Thereafter	51,721

Total	$55,980

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($104,000 and $70,000 in the first quarter of 2007 and 2006, respectively); (ii) a construction services fee which was included in rental properties on the consolidated balance sheet ($32,000 and $10,000 in the first quarter of 2007 and 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($75,000 and $75,000 in the first quarter of 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

consolidated balance sheets ($103,000 in the first quarter of 2007 and 2006); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties; (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheet; and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($0 and $172,000 in the first quarter of 2007 and 2006, respectively).

As of March 31, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 8,261 or 9.85% of the units of limited partnership interest purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2007, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2006 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Background

In June 1985, our initial acquisition of property consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses and all of the parcels thereof are separately owned by us and Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner.

Overview

Tri-City Properties

As of March 31, 2007, our rental properties consist of eight office and four retail properties, aggregating approximately 722,000 rentable square feet, of which 680,000 square feet are office space, and 42,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,313
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center (commenced operations in February 2006)	Three-story office building	104,048

As of March 31, 2007, the weighted average occupancy of the twelve properties was 87%.

Land

As of March 31, 2007, we owned approximately 4.5 acres of land, of which 0.5 acre is currently a construction pad ready for development, and the remaining 4 acres of land are part undeveloped and part used as parking lots. We are intending to develop all the available acres of land to generate more operating income.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Revenue

Rental income for the three months ended March 31, 2007 increased $434,000, or 14%, compared to the three months ended March 31, 2006, primarily due to an increase in one major tenant’s rent of $170,000 due to three months of occupancy in the first quarter of 2007 as compared with two months of occupancy in the first quarter of 2006. In addition, occupancy increased 27% at Three Carnegie Plaza.

Expenses

Operating expenses increased $299,000, or 25%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to an increase of $144,000 in earthquake insurance and commencement of operations at Brier Corporate Center which contributed to an additional $118,000 in operating expenses.

Depreciation and amortization increased $170,000, or 18%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the depreciation of tenant improvements placed into service and inclusion of $202,000 for three months of depreciation in 2007 as compared with two months of depreciation of $137,000 in 2006 for Brier Corporate Center.

Expenses associated with undeveloped land decreased $7,000, or 29%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to a decrease in expenses associated with Brier Corporate Center which commenced operations in February 2006.

General and administrative expenses increased $19,000, or 8%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to costs associated with market trends and development opportunities consultation.

Non-operating income / expenses

Interest and other income increased $123,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to interest income earned from the investment of the proceeds of the loan obtained in April 2006.

Interest expense increased $431,000, or 118%, during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to increases in borrowings as well as the cessation of interest capitalization for Three Carnegie and Brier Corporate Center in the second quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $2,682,000 and a short-term investment of $10,424,000. The investment is a certificate of deposit with an interest rate of 5.26% and a maturity date of May 14, 2007.

As of March 31, 2007, our liabilities include two notes payable with total borrowing capacity of $55,980,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $47,679,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2007 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the period ended March 31, 2007, cash provided by operating activities was $1,041,000, as compared to $855,000 for the same period in 2006. The change was primarily due to a decrease in prepaid expenses and deferred costs, partially offset by a decrease in accounts payable. For the period ended March 31, 2007, cash used for investing activities was $837,000, as compared to $4,161,000 for the same period in 2006. The change was primarily due to a decrease in construction costs. For the period ended March 31, 2007, cash used in financing activities was $196,000, as compared to cash provided by financing activities of $1,018,000 for the same period in 2006. The change was primarily due to draws from the construction loan, partially offset by a deposit for a loan application, as well as an increase in redemption of limited partnership units in 2006.

Our expectation is that cash and cash equivalents as of March 31, 2007, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2007, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$600	$1,728	$1,931	$51,721	$55,980
Interest on indebtedness	2,315	6,045	5,844	11,451	25,655

Total	$2,915	$7,773	$7,775	$63,172	$81,635

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at March 31, 2006.

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our secured debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation to make annual or more frequent cash distributions to partners;

•	Our intent to develop the remaining land to generate more operating income;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

•

Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our belief that properties are competitive within our market;

•	Our expectation to achieve certain occupancy levels;

•	Our estimation of market strength;

•	Our knowledge of any material environmental matters; and

•

Our expectation that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	failure to obtain necessary outside financing;

•

risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	the unpredictability of both the frequency and final outcome of litigation; and

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. We assume no obligation to update or supplement any forward looking-statement.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our portfolio.

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date						Total
	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Collateralized fixed rate debt	$600	$840	$888	$939	$992	$51,721	$55,980
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of March 31, 2007, we have cash equivalents of $2,682,000 invested in an interest-bearing money market account and $10,424,000 in short-term investments. Declines in interest rates over time would reduce our interest income.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of Rancon Realty Fund V Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

		By	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	May 14, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner