Form 10-Q
period 2007-06-30
RANCON REALTY FUND V
filed 2007-08-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Investments in real estate:
Rental properties	$76,978	$76,119
Accumulated depreciation	(19,475)	(18,142)

Rental properties, net	57,503	57,977

Construction in progress	2,250	451
Land held for development	1,016	1,370

Total real estate investments	60,769	59,798

Cash and cash equivalents	1,105	2,674
Short-term investments	10,561	10,290
Note and accounts receivable, net	357	732
Deferred costs, net of accumulated amortization of $1,371 and $1,169 as of June 30, 2007 and December 31, 2006, respectively	3,317	3,191
Prepaid expenses and other assets	2,362	2,669

Total assets	$78,471	$79,354

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$55,783	$56,175
Accounts payable and other liabilities	512	517
Construction costs payable	391	9
Prepaid rent	334	270

Total liabilities	57,020	56,971

Commitments and contingent liabilities (Notes 4 and 7)

Partners’ Equity (Deficit):
General Partner	(894)	(801)
Limited partners, 83,900 and 83,902 limited partnership units outstanding as of June 30, 2007 and December 31, 2006, respectively	22,345	23,184

Total partners’ equity	21,451	22,383

Total liabilities and partners’ equity	$78,471	$79,354

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Revenue	$3,981	$3,306	$7,545	$6,436
Operating Expenses
Property operating	1,607	1,157	3,100	2,351
Depreciation and amortization	1,128	1,038	2,240	1,980
Expenses associated with undeveloped land	17	8	34	32
General and administrative	269	279	541	532

Total operating expenses	3,021	2,482	5,915	4,895

Operating income Total operating expenses	960	824	1,630	1,541

Interest and other income	175	103	318	123
Interest expense	(795)	(706)	(1,592)	(1,072)
Loss on early extinguishment of debt	—	(227)	—	(227)

Net income (loss)	$340	$(6)	$356	$365

Basic and diluted net income (loss) per limited partnership unit	$3.65	$(0.30)	$3.82	$3.65

Weighted average number of limited partnership units outstanding during each period	83,900	84,054	83,900	84,392

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(801)	$23,184	$22,383

Redemption of limited partnership units	—	(1)	(1)

Net income	36	320	356

Distributions ($13.80 per limited partnership unit)	(129)	(1,158)	(1,287)

Balance (deficit) at June 30, 2007	$(894)	$22,345	$21,451

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$356	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	227
Depreciation and amortization	2,240	1,980
Amortization of loan fees, included in interest expense	40	54
Changes in certain assets and liabilities:
Accounts receivable	361	(749)
Deferred costs	(463)	(436)
Prepaid expenses and other assets	307	(1,135)
Accounts payable and other liabilities	(5)	195
Prepaid rent	64	28

Net cash provided by operating activities	2,900	529

Cash flows from investing activities:
Net additions to real estate investments	(2,531)	(4,978)
Purchase of short-term investment	(271)	(10,000)
Payments received from tenant improvement note receivable	14	52

Net cash used for investing activities	(2,788)	(14,926)

Cash flows from financing activities:
Proceeds from note payable	—	30,000
Draws from construction loan	—	2,338
Payoff of note payable	—	(9,362)
Payoff of line of credit	—	(4,000)
Principal payments on note payable	(392)	(244)
Loan fee and application deposit	(1)	(458)
Distributions to limited partners	(1,158)	(1,029)
Distributions to General Partner	(129)	(314)
Redemption of limited partnership units	(1)	(816)

Net cash (used in) provided by financing activities	(1,681)	16,115

Net (decrease) increase in cash and cash equivalents	(1,569)	1,718
Cash and cash equivalents at beginning of period	2,674	3,437

Cash and cash equivalents at end of period	$1,105	$5,155

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $254 at June 30, 2007 and June 30, 2006, respectively)	$1,551	$1,018

Supplemental disclosure of non-cash investing activities:
Construction costs	$391	$9
Construction costs payable	(391)	(9)

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$—	$90
Redemption payable	$—	(90)

	$—	$—

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

During the six months ended June 30, 2007, a total of 2 units of limited partnership interest (“Units”) were redeemed at an average price of $680. As of June 30, 2007, there were 83,900 Units outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three and six months ended June 30, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, of partners’ equity for the six months ended June 30, 2007 and of cash flows for the six months ended June 30, 2007 and 2006.

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

Net income (loss) per limited partnership unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended June 30, 2007		For the three months ended June 30, 2006		For the six months ended June 30, 2007		For the six months ended June 30, 2006
Income (loss) allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income from operations	$34	$306	$22	$199	$36	$320	$59	$533

Loss on early extinguishment of debt	—	—	(2)	(225)	—	—	(2)	(225)

Net income (loss)	34	306	20	(26)	36	320	57	308

Weighted average number of limited partnership units outstanding during each period		83,900		84,054		83,900		84,392

Basic and diluted income (loss) per limited partnership unit:		$3.65		$(0.30)		$3.82		$3.65

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

Concentration Risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 26% and one tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the six months ended June 30, 2007.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,159	53,160
Tenant improvements	15,339	14,479

	76,978	76,119
Less: accumulated depreciation	(19,475)	(18,142)

Total rental properties, net	$57,503	$57,977

As of June 30, 2007, the Partnership’s rental properties included eight office properties and four retail properties.

Note 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Construction in progress (approximately 0.9 acre and 0.5 acre of land with a cost basis of $191 and $166 as of June 30, 2007 and December 31, 2006, respectively)	$2,250	$451

During the second quarter of 2007, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. The total estimated cost of the project is approximately $4,700,000, not including tenant improvements and commissions for leasing the project. The project is expected to be substantially completed in the fourth quarter of 2007.

Land held for development consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Land held for development (approximately 4.1 acres and 4.5 acres of land as of June 30, 2007 and December 31, 2006, respectively)	$1,016	$1,370

The decrease was primarily due to the land, pre-development costs and construction costs of Three Parkside which were reclassed from land held for development to construction in progress.

Note 5.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly principal and interest payments of $151,000.	$26,247	$26,436
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly principal and interest payments of $173,000.	29,536	29,739

Total	$55,783	$56,175

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of June 30, 2007, are as follows (in thousands):

2007	$403
2008	840
2009	888
2010	939
2011	992
Thereafter	51,721

Total	$55,783

Note 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($229,000 and $159,000 for the six months ended June 30, 2007 and 2006, respectively); (ii) a construction services fee which was capitalized and included in rental properties on the consolidated balance sheet ($51,000 and $13,000 for the six months ended June 30, 2007 and 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($150,000 and $150,000 for the six months ended June 30, 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the consolidated balance sheets ($163,000 and $269,000 for the six months ended June 30, 2007 and 2006); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties; (vi) a financing services fee of 1% of the gross loan amount which is included in the deferred costs on the consolidated balance sheet; and (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheet, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project ($50,000 and $171,000 for the six months ended June 30, 2007 and 2006, respectively).

As of June 30, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 8,805 or 10.49% of the Units of limited partnership interest purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2007 for sales that occurred in previous years. The subordinated real estate commissions are payable only after

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2007, our rental properties consist of eight office and four retail properties, aggregating approximately 722,000 rentable square feet, of which 680,000 square feet are office space, and 42,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,254
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center (commenced operations in February 2006)	Three-story office building	104,048

As of June 30, 2007, the weighted average occupancy of the twelve properties was 89%.

Land

As of June 30, 2007, we owned approximately 4.1 acres of land, which are part undeveloped and part used as parking lots. We are intending to develop all the available acres of land to generate more operating income.

Results of Operations

Comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006

Revenue

Rental income increased $675,000, or 20%, and $1,109,000, or 17%, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively, primarily due to an increase in occupancy at Three Carnegie Plaza, One Parkside, One Carnegie Plaza and Carnegie Business Center II as well as an increase in recoveries from tenants which correlates with the increase in operating expenses and adjustments to the 2006 recovery reconciliations completed in the second quarter of 2007.

Expenses

Operating expenses increased $450,000, or 39%, and $749,000, or 32%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to an increase in earthquake insurance and real estate taxes and commencement of operations at Brier Corporate Center which, contributed to an additional $71,000 and $189,000 in operating expenses for the three and six month periods of 2007.

Depreciation and amortization increased $90,000, or 9%, and $260,000, or 13%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to the depreciation of capital improvements placed into service and inclusion of $403,000 for six months of depreciation in 2007 as compared with five months of depreciation of $342,000 in 2006 for Brier Corporate Center.

Expenses associated with undeveloped land increased $9,000, or 113%, and $2,000, or 6%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to an increase in real estate taxes.

Non-operating income / expenses

Interest and other income increased $72,000, or 70% and $195,000, or 159%, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to interest income earned from the investment of the proceeds of the loan obtained in April 2006.

Interest expense increased $89,000, or 13%, and $520,000, or 49%, during the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, respectively, primarily due to increases in borrowings as well as the second quarter of 2006 cessation of interest capitalization associated with the development of Three Carnegie and Brier Corporate Center.

Loss on early extinguishment of debt of $227,000 during the three and six months ended June 30, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $1,105,000 and a short-term investment of $10,561,000. The investment is a certificate of deposit with an interest rate of 5.12% and a maturity date of November 10, 2007.

As of June 30, 2007, our liabilities include two notes payable with total borrowing capacity of $55,783,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $47,545,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2007 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the six months ended June 30, 2007, cash provided by operating activities was $2,900,000, as compared to cash provided by operating activities of $529,000 for the same period in 2006. The change was primarily due to a decrease in accounts receivable and prepaid expenses and deferred costs, partially offset by a decrease in accounts payable. For the six months ended June 30, 2007, cash used for investing activities was $2,788,000, as compared to cash used for investing activities of $14,926,000 for the same period in 2006. The change was primarily due to the purchase of short-term investments and higher construction costs in 2006. For the six months ended June 30, 2007, cash used for financing activities was $1,681,000, as compared to cash provided by financing activities of $16,115,000 for the same period in 2006. The change was primarily due to proceeds from a new loan and draws from the construction loan, partially offset by the pay offs of the construction note payable and line of credit and a deposit for a loan application, as well as higher redemptions of limited partnership units in 2006.

Our expectation is that cash and cash equivalents as of June 30, 2007, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2007, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$403	$1,728	$1,931	$51,721	$55,783
Interest on indebtedness	1,541	6,045	5,844	11,451	24,881
Construction contract commitment (1)	3,207	—	—	—	3,207

Total	$5,151	$7,773	$7,775	$63,172	$83,871

(1)

During the second quarter of 2007, we began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. The total estimated cost of the project is approximately $4,700,000, not including tenant improvements and commissions for leasing the project. The project is expected to be substantially completed in the fourth quarter of 2007.

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

•

risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities); and

•	the unpredictability of both the frequency and final outcome of litigation;

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$403	$840	$888	$939	$992	$51,721	$55,783
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of June 30, 2007, we have cash and cash equivalents of $1,105,000; approximately $863,000 was invested in an interest-bearing money market account and $10,561,000 in short-term investments. Declines in interest rates over time would reduce our interest income.

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

RANCON REALTY FUND V,
a California limited partnership

	By	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner