Form 10-Q/A
period 2006-09-30
RANCON REALTY FUND V
filed 2007-11-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2006 (the “Original Filing”) to correct a typographical error with respect to the net loss per limited partnership unit (“Unit”). This typographical error was identified by Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) during the preparation of its Quarterly Report on Form 10-Q for the period ended September 30, 2007.

For the nine months ended September 30, 2006, the Partnership reported net income of $15,000. As reported in the Consolidated Statement of Partners’ Equity, under the terms of the Partnership agreement, the Partnership reported a net loss for the limited partners of $7,000. Based on the number of Units outstanding, the net loss per Unit was ($0.08). The amount of net loss per Unit for the nine months ended September 30, 2006 in the Consolidated Statements of Operations was inadvertently reported as net income of $0.08 per Unit, instead of net loss of ($0.08) per Unit.

This Amendment contains Item 1 of Part 1, as amended. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also including with this Amendment certain currently dated certifications under Item 6 of Part II. Other than correcting the typographical error in the reported amount of net income (loss) per Unit in the Consolidated Statements of Operations, there is no change to the Notes to the Consolidated Financial Statements or Management’s Discussion and Analysis from the version filed in the Original Filing. Furthermore, no other reference was made to net income (loss) per Unit for the nine months ended September 30, 2006 in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated disclosures therein to reflect any events which have occurred at a date subsequent to the filing of the Original Filing.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating Revenue	$3,384	$2,648	$9,820	$7,695
Operating Expenses
Property operating	1,669	1,299	4,020	3,254
Depreciation and amortization	1,175	769	3,155	2,155
Expenses associated with undeveloped land	23	38	55	136
General and administrative	214	262	746	730

Total operating expenses	3,081	2,368	7,976	6,275

Operating income	303	280	1,844	1,420
Interest and other income	149	20	272	66
Interest expense	(802)	(285)	(1,874)	(857)
Loss on early extinguishment of debt	—	—	(227)	—

(Loss) income from continuing operations	(350)	15	15	629
Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	—	—	—	1,219

Net (loss) income	$(350)	$15	$15	$1,848

Basic and diluted net (loss) income per limited partnership unit
Continuing operations	$(3.75)	$0.16	$(0.08)	$6.71
Discontinued operations	—	—	—	13.17

	$(3.75)	$0.16	$(0.08)	$19.88

Weighted average number of limited partnership units outstanding during each period	83,912	86,130	84,232	86,664

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

Allocation of Net Income and Net Loss

Allocations of net income and net loss are made pursuant to the terms of the Partnership Agreement. Generally, net income and net loss from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners and the General Partner have, as a result of an allocation of net loss, a deficit balance in their capital accounts, net loss shall not be allocated to the limited partners and General Partner in excess of the positive balance until the balances of the limited partners’ and General Partner’s capital accounts are reduced to zero. Capital accounts shall be determined after taking into account the other allocations and distributions for the fiscal year.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note	5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of September 30, 2006 and December 31, 2005, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Note payable #1 collateralized by first deeds of trust on seven properties (discussed below). The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $151.	$26,529	$26,800
Note payable #2 collateralized by first deeds of trust on four properties (discussed below). The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 and a 10-year term with a 30-year amortization requiring monthly payments of principal and interest totaling $173.	29,838	––
Construction note payable collateralized by Brier Corporate Center. The note had a variable interest rate of 30-day LIBOR plus 2% (6.37% as of December 31, 2005), monthly interest-only payments and a maturity date of April 27, 2007. This note was paid off in April 2006.	––	7,024
Line of credit collateralized by first deed of trust on Two Parkside. The line of credit had a total availability of $7.425 million, a variable interest rate of “Prime Rate” (7.25% as of December 31, 2005), monthly interest-only payments, and a maturity date of April 15, 2007. This line of credit was paid off in April 2006.	––	4,000

Total	$56,367	$37,824

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 1350 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	November 14, 2007		By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	November 14, 2007	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

31	Rule 13a-14 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32	Section 1350 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.