Form 10-Q
period 2007-09-30
RANCON REALTY FUND V
filed 2007-11-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments in real estate:
Rental properties	$77,258	$76,119
Accumulated depreciation	(20,004)	(18,142)

Rental properties, net	57,254	57,977
Construction in progress	3,659	451
Land held for development	1,016	1,370

Total investments in real estate	61,929	59,798
Cash and cash equivalents	125	2,674
Short-term investments	10,699	10,290
Note and accounts receivable, net	325	732
Deferred costs, net of accumulated amortization of $1,450 and $1,169 as of September 30, 2007 and December 31, 2006, respectively	3,165	3,191
Prepaid expenses and other assets	2,945	2,669

Total assets	$79,188	$79,354

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$55,583	$56,175
Accounts payable and other liabilities, including $550 and $0 owed to an affiliate as of September 30, 2007 and December 31, 2006 respectively	1,274	517
Construction costs payable	627	9
Prepaid rent	258	270

Total liabilities	57,742	56,971

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(895)	(801)
Limited Partners, 83,898 and 83,902 limited partnership units outstanding as of September 30, 2007 and December 31, 2006, respectively	22,341	23,184

Total partners’ equity	21,446	22,383

Total liabilities and partners’ equity	$79,188	$79,354

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating Revenue	$3,860	$3,384	$11,405	$9,820

Operating Expenses
Property operating	1,812	1,669	4,912	4,020
Depreciation and amortization	1,196	1,175	3,436	3,155
Expenses associated with undeveloped land	17	23	51	55
General and administrative	221	214	762	746

Total operating expenses	3,246	3,081	9,161	7,976

Operating income	614	303	2,244	1,844
Interest and other income	141	149	459	272
Interest expense	(758)	(802)	(2,350)	(1,874)
Loss on early extinguishment of debt	—	—	—	(227)

Net income (loss)	$(3)	$(350)	$353	$15

Basic and diluted net income (loss) per limited partnership unit	$(0.04)	$(3.75)	$3.79	$(0.08)

Weighted average number of limited partnership units outstanding	83,899	83,912	83,900	84,232

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2007

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(801)	$23,184	$22,383
Redemption of limited partnership units	—	(3)	(3)
Net income	35	318	353
Distributions ($13.80 per limited partnership unit)	(129)	(1,158)	(1,287)

Balance (deficit) at September 30, 2007	$(895)	$22,341	$21,446

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$353	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	227
Depreciation and amortization	3,436	3,155
Amortization of loan fees, included in interest expense	61	73
Changes in certain assets and liabilities:
Accounts receivable	386	(313)
Deferred costs	(508)	(747)
Prepaid expenses and other assets	(276)	(1,873)
Accounts payable and other liabilities	206	366
Prepaid rent	(12)	(51)

Net cash provided by operating activities	3,646	852

Cash flows from investing activities:
Net additions to real estate investments	(4,475)	(5,777)
Purchase of short-term investment	(409)	(10,000)
Payments received from tenant improvement note receivable	21	78

Net cash used in investing activities	(4,863)	(15,699)

Cash flows from financing activities:
Proceeds from note payable	—	30,000
Draws from construction loan	—	2,338
Payoff of note payable	—	(9,362)
Payoff of line of credit	—	(4,000)
Principal payments on notes payable	(592)	(433)
Loan fee and application deposit	(1)	(458)
Advance from affiliate	550	—
Distributions to Limited Partners	(1,158)	(1,029)
Distributions to General Partner	(129)	(314)
Redemption of limited partnership units	(2)	(915)

Net cash (used in) provided by financing activities	(1,332)	15,827

Net (decrease) increase in cash and cash equivalents	(2,549)	980
Cash and cash equivalents at beginning of period	2,674	3,437

Cash and cash equivalents at end of period	$125	$4,417

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $34 and $330 at September 30, 2007 and September 30, 2006, respectively)	$2,289	$1,801

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,100	$658

Write-off of fully amortized deferred costs	$256	$297

Supplemental disclosure of non-cash investing activities:
Change in construction costs	$618	$(2,406)
Change in construction costs payable	(618)	2,406

	$—	$—

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units	$1	$—
Redemption payable	(1)	—

	$—	$—

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

During the nine months ended September 30, 2007, a total of 4 units of limited partnership interest (“Units”) were redeemed at an average price of $680. As of September 30, 2007, there were 83,898 Units outstanding.

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

Note 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three and nine months ended September 30, 2007 and 2006. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, of partners’ equity for the nine months ended September 30, 2007 and of cash flows for the nine months ended September 30, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease or the estimated useful life of the improvements
Furniture and equipment	5 to 7 years

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Net income (loss) per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	For the three months ended September 30, 2007		For the three months ended September 30, 2006		For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income (loss) allocation:
Income (loss) from operations	$—	$(3)	$(35)	$(315)	$35	$318	$24	$218
Loss on early extinguishment of debt	—	—	—	—	—	—	(2)	(225)

Net income (loss)	—	(3)	(35)	(315)	35	318	22	(7)
Weighted average number of limited partnership units outstanding during each period		83,899		83,912		83,900		84,232
Basic and diluted income (loss) per limited partnership unit:		$(0.04)		$(3.75)		$3.79		$(0.08)

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

Concentration Risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Northrop Grumman Corporation) represented 14% of operating revenue for the nine months ended September 30, 2007.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.     INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,156	53,160
Building and tenant improvements	15,622	14,479

	77,258	76,119
Less: accumulated depreciation	(20,004)	(18,142)

Total rental properties, net	$57,254	$57,977

As of September 30, 2007, the Partnership’s rental properties included eight office properties and four retail properties.

Note 4.     CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Construction in progress (includes approximately 0.9 acre and 0.5 acre of land with a cost basis of $191 and $166 as of September 30, 2007 and December 31, 2006, respectively)	$3,659	$451

During the second quarter of 2007, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. The total estimated cost of the project is approximately $4,961,000, not including original land costs, tenant improvements, capitalized interest and commissions for leasing the project. The project is expected to be substantially completed in the fourth quarter of 2007.

Land held for development consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Land held for development (approximately 4.1 acres and 4.5 acres of land as of September 30, 2007 and December 31, 2006, respectively)	$1,016	$1,370

The decrease was primarily due to the land, pre-development costs and construction costs of Three Parkside which were reclassified from land held for development to construction in progress.

Note 5.     NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$26,150	$26,436
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	29,433	29,739

Total	$55,583	$56,175

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of September 30, 2007, are as follows (in thousands):

2007	$203
2008	840
2009	888
2010	939
2011	992
Thereafter	51,721

Total	$55,583

Note 6.     RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($345,000 and $243,000 for the nine months ended September 30, 2007 and 2006, respectively); (ii) a construction services fee which was capitalized and included in rental properties on the consolidated balance sheets ($66,000 and $35,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($225,000 for both the nine months ended September 30, 2007 and 2006, respectively); (iv) a leasing services fee which was included in the deferred costs on the consolidated balance sheets ($172,000 and $403,000 for the nine months ended September 30, 2007 and 2006); (v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties ($0 for both the nine months ended September 30, 2007 and 2006, respectively); (vi) a financing services fee of 1% of the gross loan amount which is included in the deferred costs on the consolidated balance sheets ($0 and $300,000 for the nine months ended September 30, 2007 and September 30, 2006 respectively); (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheets, excluding the cost of the land, and the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project ($150,000 and $230,000 for the nine months ended September 30, 2007 and 2006, respectively); (viii) a data processing fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($47,000 for both the nine months ended September 30, 2007 and 2006, respectively); and (ix) an engineering fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($18,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively).

On September 30, 2007, the Partnership was advanced an amount of $550,000 from Rancon Realty Fund IV (“Fund IV”), a partnership sponsored by the General Partner. This amount was advanced to the Partnership by Fund IV on a short-term basis in order to fund the payment of expenses while the Partnership’s cash was invested in a certificate of deposit. This amount was repaid by the Partnership shortly after quarter end.

As of September 30, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 9,554 or 11.39% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2007 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2007, our rental properties consist of eight office and four retail properties, aggregating approximately 723,000 rentable square feet, of which 680,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center (commenced operations in February 2006)	Three-story office building	104,348

As of September 30, 2007, the weighted average occupancy of the twelve properties was 89%.

Land

As of September 30, 2007, we owned approximately 4.1 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006

Revenue

Rental income increased $476,000, or 14%, and $1,585,000, or 16%, for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively, primarily due to an increase in occupancy of 2.65 percentage points across all properties, principally at Three Carnegie Plaza, One Parkside, One Carnegie Plaza and Carnegie Business Center II as well as an increase in recoveries from tenants which correlates with the increase in operating expenses and adjustments to the 2006 recovery reconciliations completed in the second quarter of 2007 as well as $179,000 of lease termination income recognized during the third quarter of 2007.

Expenses

Operating expenses increased $143,000, or 9%, and $892,000, or 22%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2007 the increase was primarily due to an increase in earthquake insurance of $89,000 and commencement of operations at Brier Corporate Center which, contributed to an additional $89,000. For the nine months ended September 30, 2007 the increase was primarily due to increases in the cost of the earthquake insurance policy and real estate taxes of $382,000 and $186,000 respectively and commencement of operations at Brier Corporate Center which, contributed to an additional $279,000.

Depreciation and amortization increased $21,000, or 2%, and $281,000, or 9%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively, primarily due to the depreciation of capital improvements placed into service and an additional month of depreciation associated with Brier Corporate Center in 2007.

Non-operating income / expenses

Interest and other income decreased $8,000, or 5% and increased $187,000, or 69%, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively. The decrease for the three months ended September 30, 2007 was due to lower interest income on a tenant note receivable due to principal paydowns by the tenant. The increase for the nine months ended September 30, 2007 was primarily due to interest income earned from the investment of the proceeds of the loan obtained in April 2006.

Interest expense decreased $44,000, or 6%, and increased $476,000, or 25%, during the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, respectively. The decrease for the three months ended September 30, 2007 was primarily due to capitalization of interest expense associated with the Three Parkside development whereas no interest was capitalized in the third quarter of 2006. The increase in interest expense for the nine months ended September 30, 2007 was due to increases in borrowings in April 2006 as well as the second quarter of 2006 cessation of interest capitalization associated with the development of Three Carnegie and Brier Corporate Center.

Loss on early extinguishment of debt of $227,000 during the nine months ended September 30, 2006 represented the write-off of unamortized original financing costs in connection with the pay off of the construction note payable for Brier Corporate Center.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $125,000 and a short-term investment of $10,699,000. The investment is a certificate of deposit with an interest rate of 5.12% and a maturity date of November 10, 2007.

As of September 30, 2007, our liabilities include two notes payable with total borrowing capacity of $55,583,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $47,404,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2007 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2007, cash provided by operating activities was $3,646,000, as compared to cash provided by operating activities of $852,000 for the same period in 2006. The change was primarily due to a decrease in accounts receivable, and an increase in accounts payable, a decrease in prepaid expenses and deferred costs. For the nine months ended September 30, 2007, cash used for investing activities was $4,863,000, as compared to cash used for investing activities of $15,699,000 for the same period in 2006. The change was primarily due to the purchase of short-term investments and lower construction costs in 2006. For the nine months ended September 30, 2007, cash used for financing activities was $1,332,000, as compared to cash provided by financing activities of $15,827,000 for the same period in 2006. The change was primarily due to the fact that 2006 included proceeds from a new loan and draws from the construction loan, partially offset by the payoffs of the construction note payable and line of credit and a deposit for a loan application, as well as higher redemptions of Units in 2006.

Our expectation is that cash and cash equivalents as of September 30, 2007, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, draws on the line of credit, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2007, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$203	$1,728	$1,931	$51,721	$55,583
Interest on indebtedness	769	6,045	5,844	11,451	24,109
Construction contract commitment (1)	1,726	—	—	—	1,726

Total	$2,698	$7,773	$7,775	$63,172	$81,418

(1)

During the second quarter of 2007, we began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. The total estimated cost of the project is approximately $4,961,000, not including original land costs, tenant improvements, capitalized interest and commissions for leasing the project. The project is expected to be substantially completed in the fourth quarter of 2007.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation to make annual or more frequent cash distributions to partners;

•	Our expectation that the undeveloped land will be eventually positioned for development;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

•

Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our expectation that Three Parkside will be substantially completed in the fourth quarter of 2007;

•	Our belief that properties are competitive within our market;

•	Our expectation to achieve certain occupancy levels;

•	Our estimation of market strength;

•	Our knowledge of any material environmental matters; and

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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	availability and creditworthiness of prospective tenants;

•	defaults or non-renewal of leases by customers;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	construction delays beyond the owner’s control, such as weather delays, material shortages and labor strife;

•	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

•	failure to obtain necessary outside financing;

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$203	$840	$888	$939	$992	$51,721	$55,583
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of September 30, 2007, we have cash and cash equivalents of $125,000; approximately $4,000 was invested in an interest-bearing money market account and $10,699,000 in short-term investments. Declines in interest rates over time would reduce our interest income.

Item 4.	Controls and Procedures

Mr. Stephenson, as the principal executive and financial officer of RFC, has evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive and financial officer of RFC has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND IV,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002