Form 10-K
period 2007-12-31
RANCON REALTY FUND V
filed 2008-03-27
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to Chuck E. Cheese and Office Max by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, respectively, all of the parcels thereof are separately owned by the Partnership and Fund IV. As of December 31, 2007, the Partnership has twelve properties consisting of eight office properties, a 25,000 square foot health club, two restaurants and a retail space. The Partnership’s properties are more fully described in Item 2.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company, which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by seven properties (as discussed in Item 2) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

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

In 2007, 2006, and 2005, a total of four, 1,304 and 2,204 limited partnership units (“Units”) were redeemed at average prices of $680, $629 and $488, respectively. As of December 31, 2007, there were 83,898 Units outstanding.

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

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment, or (“Environmental Laws”), a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 13.4 million square feet of office space. According to a fourth quarter 2007 market view report from an independent broker the overall vacancy rate was 11.85% within the Inland Empire market as of December 31, 2007.

As of December 31, 2007, the Partnership owned twelve rental properties and approximately 4.5 acres of unimproved land. Land under construction includes Three Parkside, a 30,000 square foot, class A office building, which was completed in January 2008 but is not yet leased.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars (commenced operations March 2004)	Restaurant	5,100
Three Carnegie (commenced operations July 2005)	Two-story office building	83,661
Brier Corporate Center (commenced operations February 2006)	Three-story office building	104,348

These twelve properties total approximately 723,000 rentable square feet and consist of eight office properties and four retail properties.

The office buildings total approximately 680,000 square feet with an average occupancy rate of 87%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2007.

As of December 31, 2007, there were seven tenants occupying substantial portions of leased rental space. These seven tenants, in the aggregate, occupy approximately 269,000 square feet of the 723,000 total rentable square feet and account for approximately 59% of the rental income generated for the Partnership as of December 31, 2007.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2007 were as follows:

	2007	2006	2005	2004	2003
One Carnegie Plaza	83%	82%	100%	98%	100%
Two Carnegie Plaza	92%	97%	95%	100%	100%
Carnegie Business Center II	85%	95%	81%	87%	82%
Lakeside Tower	80%	90%	94%	95%	98%
One Parkside	94%	90%	80%	97%	100%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	100%
Two Parkside	100%	100%	100%	100%	65%
Pat & Oscars (commenced operations March 2004)	100%	100%	100%	100%	N/A
Three Carnegie (commenced operations July 2005)	75%	65%	20%	N/A	N/A
Brier Corporate Center (commenced operations February 2006)	84%	84%	N/A	N/A	N/A
Weighted average occupancy	87%	88%	84%	97%	93%

During 2007, management executed new leases totaling 6,021 square feet of space and renewed leases totaling 19,347 square feet.

The annual effective rents per square foot for each of the five years ended December 31, 2007 were as follows:

	2007	2006	2005	2004	2003
One Carnegie Plaza	$19.37	$18.28	$17.91	$17.27	$16.65
Two Carnegie Plaza	$19.53	$18.71	$18.16	$17.42	$16.61
Carnegie Business Center II	$15.67	$14.93	$12.68	$11.70	$11.46
Lakeside Tower	$23.91	$23.16	$22.48	$22.20	$22.00
One Parkside	$22.07	$22.22	$20.39	$20.58	$20.13
Bally’s Health Club	$13.03	$13.03	$11.33	$11.33	$11.33
Outback Steakhouse	$16.75	$16.75	$15.23	$15.23	$15.23
Palm Court Retail # 3	$26.35	$24.79	$22.98	$22.98	$22.98
Two Parkside	$24.88	$24.23	$23.60	$22.98	$22.20
Pat & Oscars (commenced operations March 2004)	$17.65	$17.65	$17.65	$17.65	N/A
Three Carnegie (commenced operations July 2005)	$21.76	$21.13	$20.82	N/A	N/A
Brier Corporate Center (commenced operations February 2006)	$21.41	$21.00	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s rental properties are owned by the Partnership, in fee, subject to the following notes:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1 – Seven properties (listed below)	$26,052,000	Note	5.46%	Principal & Interest	1/01/2016
Note payable #2 – Four properties (listed below)	$29,328,000	Note	5.61%	Principal & Interest	5/01/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie as of December 31, 2007.

In December 2005, the Partnership obtained a loan (note payable #1) in the amount of $26,800,000. The proceeds from note payable #1 were used to pay off a fixed-rate note, which was collateralized by Lakeside Tower, One Parkside and Two Carnegie Plaza, a line of credit, which was collateralized by One Carnegie Plaza and Carnegie Business Center II, and to pay down a line of credit collateralized by Two Parkside. The net loan proceeds from note payable #1 in the amount of approximately $853,000 were added to the Partnership’s cash reserves. There was no prepayment penalty incurred at the time of the payoff of the aforementioned note payable. In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction note payable for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from note payable #2 in the amount of approximately $16,180,000 were added to the Partnership’s cash reserves. The loss on early extinguishment of debt in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

Land

As of December 31, 2007, the Partnership owned approximately 4.5 acres of land, of which 0.5 acre is currently a construction pad ready for development, and the remaining 4 acres of land are part undeveloped and part used as parking lots. The Partnership is looking into developing all the available acres of land to generate more operating income for the Partnership.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Market Information

There is no established trading market for the units of limited partnership interest (“Units’) issued by the Partnership.

Holders

As of December 31, 2007, there were 7,993 holders of Units.

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

For 2007, the Partnership distributed from operations $2,315,000 to the limited partners and $200,000 to the General Partner.

For 2006, the Partnership distributed from operations $2,057,000 to the limited partners and $229,000 to the General Partner.

For 2005, the Partnership distributed from operations $1,802,000 to the limited partners and accrued distributions of $200,000 for the General Partner. The accrued distribution was paid to the General Partner in January 2006.

There were no redemptions of Units during the fourth quarter of 2007.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2007 (in thousands, except per unit of limited partnership interest data):

	2007	2006	2005	2004	2003
Operating revenue	$15,306	$13,879	$10,331	$10,078	$8,344
Income before discontinued operations	$401	$175	$819	$737	$543
Income from discontinued operations	$—	$—	$1,255	$63	$65
Net income	$401	$175	$2,074	$800	$608
Net income allocable to Limited Partners	$361	$137	$1,927	$720	$547
Net income per Unit	$4.30	$1.63	$22.31	$8.16	$6.08
Total assets	$76,939	$79,354	$66,654	$45,694	$42,648
Long-term obligations	$55,380	$56,175	$37,824	$17,465	$13,828
Cash distributions per Unit	$27.60	$24.48	$21.48	$17.67	$15.18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2007 the Partnership has twelve properties which consisted of eight office buildings and four retail buildings.

Overview

Leasing activities

During 2007, management executed new leases totaling 6,021 square feet of space and renewed leases totaling 19,347 square feet.

Construction

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.4 acre land parcel. The project incurred costs of $4,257,000 as of December 31, 2007 and was completed in the first quarter of 2008.

Unit redemption

During 2007, a total of 4 Units were redeemed at average prices of $680. As of December 31, 2007, there were 83,898 Units outstanding.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenue

Operating revenue increased $1,427,000, or 10%, for the year ended 2007 compared to the year ended 2006. This was due to increases in rental revenue of $344,000, recoveries from tenants of $904,000 and lease termination income of $179,000, recognized during the third quarter of 2007. The increase in rental revenue was primarily due to an increase in occupancy, principally at Three Carnegie Plaza, One Parkside, and Carnegie Business Center II, which contributed $371,000, $80,000 and $65,000, respectively, partially offset by a decrease in occupancy at Lakeside Tower which reduced operating revenues by $174,000. Recoveries were higher due to increased recoveries related to both 2007 and the 2006 recovery reconciliations completed in the second quarter of 2007.

Expenses

Property operating expenses increased $1,134,000, or 20%, for the year ended 2007 compared to the year ended 2006, primarily due to increases in the cost of the earthquake insurance policy, real estate taxes and janitorial costs of $370,000, $212,000, and $100,000 respectively and generally higher expenses across several operating accounts. The remaining was due to a full year of operations at Brier Corporate Center which, excluding insurance and property taxes which are included above, contributed an additional $108,000.

Depreciation and amortization increased $42,000, or 1%, for the year ended 2007, compared to the year ended 2006, primarily due to the depreciation of capital improvements placed into service and an additional month of depreciation associated with Brier Corporate Center in 2007.

General and administrative expenses increased $57,000, or 6%, for the year ended 2007, compared to year ended 2006, primarily due to higher professional fees of $30,000 combined with smaller increases across a broad range of costs.

Non-operating income / expenses

Interest and other income increased $221,000, or 65%, during 2007, compared to 2006, primarily due to interest income earned from the investment of the proceeds of the loan obtained in April 2006.

Interest expense increased $415,000, or 16%, during 2007, compared to 2006, primarily due to a full year of interest expense related to the note payable #2 of $30,000,000 obtained in April 2006, as well as the first quarter of 2006 cessation of interest capitalization associated with the development of Brier Corporate Center.

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

Depreciation and amortization increased $1,599,000, or 54%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to depreciation and amortization commencing at Three Carnegie and Brier Corporate Center for the buildings, tenant improvements and lease commissions, as well as depreciation on additional tenant improvements and amortization of additional lease commissions.

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

Liquidity and Capital Resources

As of December 31, 2007, the Partnership had cash and cash equivalents of $8,256,000.

The Partnership’s liabilities at December 31, 2007, include two notes payable. The borrowings totaled approximately $55,380,000, collateralized by properties with an aggregate net carrying value of approximately $47,006,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2007 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2007, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2007, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$840	$1,827	$2,040	$50,673	$55,380
Interest on indebtedness	3,047	5,947	5,734	8,612	23,340

Total	$3,887	$7,774	$7,774	$59,285	$78,720

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2007, the Partnership’s cash provided by operating activities totaled $4,900,000.

A decrease in accounts receivable of $325,000 at December 31, 2007, compared to December 31, 2006, is due to a general decrease in accounts receivables balances across multiple properties.

An increase in deferred costs of $596,000 at December 31, 2007, compared to December 31, 2006, was due to lease commissions paid for the leasing activity at One Carnegie, Two Carnegie, One Parkside and Lakeside Tower of $194,000, $145,000, $103,000 and $74,000 respectively.

An increase in prepaid expenses and other assets of $65,000 at December 31, 2007, compared to December 31, 2006, was primarily due to an increase in straight line rent receivables of $139,000, partially offset by the amortization of prepaid insurance of $76,000.

An increase in accounts payable and other liabilities of $59,000 at December 31, 2007, compared to December 31, 2006, was primarily due to an increase in security deposits of $44,000.

An increase in prepaid rents of $121,000 at December 31, 2007, was due to a higher amount of January 2008 rents received in December 2007 of $391,000, as compared to the balance of January 2007 rents received in December 2006 of $270,000.

Investing Activities

During the year ended December 31, 2007, the Partnership’s cash provided by investing activities totaled $3,996,000, which consisted of $10,290,000 of proceeds from sales of short-term investments, partially offset by $6,322,000 of additions to real estate investments ($2,391,000 for building and tenant improvements primarily at One Carnegie, Carnegie Business Center II, Three Carnegie and Lakeside Tower and $3,861,000 of construction costs at Three Parkside).

Financing Activities

During the year ended December 31, 2007, the Partnership’s cash used for financing activities totaled $3,314,000, which primarily consisted of $795,000 of principal payments made on the notes payable, $2,315,000 for payment of distributions to limited partners and $200,000 for payment of distributions to the General Partner.

Cash flows

For the year ended December 31, 2007, cash provided by operating activities was $4,900,000, as compared to $1,908,000 for the same period in 2006. The change was primarily due to smaller increases in deferred costs and prepaid expenses and other assets. For the year ended December 31, 2007, cash provided by investing activities was $3,996,000, as compared to cash used for investing activities of $17,198,000 for the same period in 2006. The change was primarily due to the proceeds from the sale of the short term investments of $10,290,000 which were purchased in 2006. For the year ended December 31, 2007, cash used for financing activities was $3,314,000, as compared to cash provided by financing activities of $14,527,000 for the same period in 2006. The change was primarily due to 2006 including a net amount of $18,976,000 of additional financing consisting of $30,000,000 proceeds from the notes payable, offset by a net construction note payable payoff of $7,024,000 and payoff of the line of credit of $4,000,000. 2007 included no such activities. The remaining difference was due to reduced redemptions of Units and reduced loan fees, offset by higher principal payments on the note payable.

For the year ended December 31, 2006, cash provided by operating activities was $1,908,000, as compared to $3,397,000 for the same period in 2005. The change was primarily due to an increase in deferred costs and prepaid expenses and other assets, and partially offset by an increase in rental income resulting from the commencement of operations at Three Carnegie Plaza and Brier Corporate Center. For the year ended December 31, 2006, cash used for investing activities was $17,198,000, as compared to $17,545,000 for the same period in 2005. The change was primarily due to the purchase of short-term investments and a decrease in sale proceeds, offset by a decrease in construction costs at Brier Corporate Center which commenced operations in February 2006. For the year ended December 31, 2006, cash provided by financing activities was $14,527,000, as compared to $16,618,000 for the same period in 2005. The change was primarily due to a decrease in draws from construction note payable and line of credit, a decrease in loan fees and redemption of Units and an increase in distributions to limited partners and the General Partner, partially offset by higher proceeds from refinance, and a decrease in payoff of note payable and lines of credit.

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

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141 (R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financials reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the office and retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation of making distributions to our partners;

•	Our intent to develop the remaining land to generate more operating income;

•	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

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

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations. See Item 1A for further discussion.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership’s primary market risk exposure is to changes in interest rates obtainable on its secured borrowings. The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows and interest rates by expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$840	$888	$939	$992	$1,048	$50,673	$55,380

As of December 31, 2007, the Partnership had cash equivalents of $7,821,000 invested in an interest-bearing money market account. Declines in interest rates over time would reduce Partnership interest income. The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

See Item 9A(T).

Item 9A(T). Controls and Procedures

The principal executive officer and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report. Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 64, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2007, all such ownership reports were filed on a timely basis.

Code of Ethics

The Partnership has not adopted a “code of ethics” as defined in rules adopted by the SEC. Because neither the Partnership nor the General Partner has any employees other than Daniel L. Stephenson, the Partnership has determined that adopting a code of ethics would not appreciably improve the Partnership’s ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and securities exchange definitions of the term.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC 400 South El Camino Real, Suite 1100, San Mateo, CA 94402	10,251 Units	12.22%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	*

Units	Daniel L. Stephenson Family Trust 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2007, the Partnership distributed $200,000 to the General Partner pursuant to the Partnership Agreement and paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 12.22% of the Units Other than such distributions to the General Partner and fees to Glenborough LLC, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $14,000 for audit services rendered by its former principal accountant during the fiscal year ended December 31, 2006. The Partnership was billed $102,500 and $85,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

The Partnership did not incur tax fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The Partnership did not incur any other fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2007 and 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.2 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.6)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California Limited Partnership

		By	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	March 27, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	March 27, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Management’s Annual Report On Internal Control Over Financial Reporting

The Partnership, as such, has no officers or directors, but is managed by the General Partner. The General Partner’s principal officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of the management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Partnership that could have a material effect on the financial statements of the Partnership.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

March 27, 2008

/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner Rancon Realty Fund V

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
March 27, 2008

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except unit amounts)

	2007	2006
Assets
Investments in real estate:
Rental properties	$77,162	$76,119
Accumulated depreciation	(20,418)	(18,142)

Rental properties, net	56,744	57,977
Construction in progress	4,708	451
Land held for development	1,043	1,370

Total real estate investments	62,495	59,798
Cash and cash equivalents	8,256	2,674
Short-term investments	—	10,290
Note and accounts receivable, net	379	732
Deferred costs, net of accumulated amortization of $1,605 and $1,169 at December 31, 2007 and 2006, respectively	3,075	3,191
Prepaid expenses and other assets	2,734	2,669

Total assets	$76,939	$79,354

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$55,380	$56,175
Accounts payable and other liabilities	576	517
Construction costs payable	326	9
Prepaid rent	391	270

Total liabilities	56,673	56,971

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity:
General partner	(961)	(801)
Limited partners, 83,898 and 83,902 limited partnership units outstanding at December 31, 2007 and 2006, respectively	21,227	23,184

Total partners’ equity	20,266	22,383

Total liabilities and partners’ equity	$76,939	$79,354

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands, except per unit amounts and units outstanding)

	2007	2006	2005
Operating Revenue
Rental revenue	$13,431	$13,087	$9,810
Tenant reimbursements and other	1,875	792	521

Total operating revenue	15,306	13,879	10,331

Operating Expenses
Property operating	6,727	5,593	4,251
Depreciation and amortization	4,575	4,533	2,934
Expenses associated with undeveloped land	68	67	159
General and administrative	1,008	951	1,023

Total operating expenses	12,378	11,144	8,367

Operating income	2,928	2,735	1,964
Interest and other income	562	341	84
Interest expense (including amortization of loan fees)	(3,089)	(2,674)	(1,229)
Loss on early extinguishment of debt	—	(227)	—

Income before discontinued operations	401	175	819

Income from discontinued operations (including gain on sale of real estate of $1,202 in 2005)	—	—	1,255

Net income	$401	$175	$2,074

Basic and diluted income per limited partnership unit:
Continuing operations	$4.30	$1.63	$8.54
Discontinued operations	—	—	13.77

	$4.30	$1.63	$22.31

Weighted average number of limited partnership units outstanding during each year	83,899	84,150	86,368

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2004	$(557)	$26,875	$26,318
Redemption of limited partnership units	—	(1,076)	(1,076)
Net income	147	1,927	2,074
Distributions ($21.48 per limited partnership unit)	(200)	(1,802)	(2,002)

Balance (deficit) at December 31, 2005	(610)	25,924	25,314
Redemption of limited partnership units	—	(820)	(820)
Net income	38	137	175
Distributions ($24.48 per limited partnership unit)	(229)	(2,057)	(2,286)

Balance (deficit) at December 31, 2006	(801)	23,184	22,383
Redemption of limited partnership units	—	(3)	(3)
Net income	40	361	401
Distributions ($27.60 per limited partnership unit)	(200)	(2,315)	(2,515)

Balance (deficit) at December 31, 2007	$(961)	$21,227	$20,266

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$401	$175	$2,074
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	—	(1,202)
Loss on early extinguishment of debt	—	227	—
Depreciation and amortization, including discontinued operations	4,575	4,533	2,938
Amortization of loan fees, included in interest expense, including discontinued operations	80	94	168
Changes in certain assets and liabilities:
Accounts receivable	325	(329)	38
Deferred costs	(596)	(1,035)	(932)
Prepaid expenses and other assets	(65)	(1,874)	312
Accounts payable and other liabilities	59	59	(96)
Prepaid rent	121	58	97

Net cash provided by operating activities	4,900	1,908	3,397

Cash flows from investing activities:
Proceeds from sale (purchase) of short-term investments	10,290	(10,290)	—
Net proceeds from sale of real estate	—	—	2,032
Additions to real estate investments	(6,322)	(6,908)	(19,667)
Payments received from tenant improvement note receivable	28	—	90

Net cash provided by (used for) investing activities	3,996	(17,198)	(17,545)

Cash flows from financing activities:
Proceeds from note payable	—	30,000	26,800
Draws from construction note payable	—	2,338	7,024
Draws on lines of credit	—	—	12,315
Payoff of construction note payable	—	(9,362)	(8,132)
Payments on lines of credit	—	(4,000)	(17,425)
Principal payments on notes payable	(795)	(625)	(223)
Loan fees	(1)	(417)	(744)
Redemption of limited partnership units	(3)	(921)	(1,023)
Distributions to limited partners	(2,315)	(2,057)	(1,802)
Distributions to General Partner	(200)	(429)	(172)

Net cash (used for) provided by financing activities	(3,314)	14,527	16,618

Net increase (decrease) in cash and cash equivalents	5,582	(763)	2,470
Cash and cash equivalents at beginning of year	2,674	3,437	967

Cash and cash equivalents at end of year	$8,256	$2,674	$3,437

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $85, $330 and $790 in 2007, 2006 and 2005, respectively)	$3,009	$2,580	$1,061

Supplemental disclosure of non-cash investing activities:
Redemption of limited partnership units	$—	$—	$101
Redemption payable	—	—	(101)

	$—	$—	$—

Distribution to General Partner	$—	$—	$200
Distribution payable	—	—	(200)

	$—	$—	$—

Construction costs	$326	$9	$1,523
Construction costs payable	(326)	(9)	(1,523)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$1,666	$1,002	$1,061

Adjustment of balance sheet for fully amortized deferred costs	$279	$356	$831

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2007, the Partnership has twelve properties consisting of eight office properties, a 25,000 square foot health club, two restaurants and a retail space.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by seven properties (see Note 5) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

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

In 2007, 2006, and 2005, a total of four, 1,304 and 2,204 limited partnership units (“Units”) were redeemed at average prices of $680, $629 and $488, respectively. As of December 31, 2007, there were 83,898 Units outstanding.

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

December 31, 2007, 2006 and 2005

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2007 and 2006, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2007, 2006 and 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years

Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement

Furniture and equipment	5 to 7 years

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period. The partnership periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.

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

December 31, 2007, 2006 and 2005

Net Income (loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Net income (loss) per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2007		2006		2005
Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Income from continuing operations
Income from operations	$40	$361	$40	$362	$82	$737
Loss on early extinguishment of debt	—	—	(2)	(225)	—	—

Total allocated income from continuing operations	$40	$361	$38	$137	$82	$737
Income from discontinued operations
Income from operations	$—	$—	$—	$—	$5	48
Gain on sale of real estate	—	—	—	—	60	1,142

Total allocated income from discontinued operations	$—	$—	$—	$—	$65	$1,190

Net income	$40	$361	$38	$137	$147	$1,927

Weighted average number of limited partnership units outstanding during each year		83,899		84,150		86,368
Basic and diluted income per limited partnership unit:
Continuing operations		$4.30		$1.63		$8.54
Discontinued operations		—		—		13.77

Net income		$4.30		$1.63		$22.31

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

Concentration risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented 21% and 25% of operating revenue for the year ended December 31, 2007 and December 31, 2006, respectively, and one tenant (Arrowhead Central Credit Union) represented 14% of rental income for the year ended December 31, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financials reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations and cash flows.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,244	53,160
Building and tenant improvements	15,438	14,479

	77,162	76,119
Less: accumulated depreciation	(20,418)	(18,142)

Total rental properties, net	$56,744	$57,977

As of December 31, 2007, the Partnership’s rental properties included eight office properties and four retail properties.

In 2007 and 2006, fully depreciated building and tenant improvements of $1,665,000 and $1,002,000, respectively, were removed from the balances of such accounts.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income and gain or loss on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented.

Below is a summary of the results of operations, through the date of sale, of the property leased to Chuck E. Cheese (dollars in thousands):

2005
Operating revenue	$86
Property operating	29
Depreciation and amortization	4

Total operating expenses	33

Income before gain on sale of real estate	53
Gain on sale of real estate	1,202

Income from discontinued operations	$1,255

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Construction in progress (approximately 0.9 acres and 0.5 acres of land with a cost basis of $191 and $166 as of December 31, 2007 and 2006, respectively)	$4,708	$451

During the second quarter of 2007, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.4 acre land parcel. The total estimated cost of the project is approximately $5,188,000, not including tenant improvements and commissions for leasing the project. The project was substantially completed in the first quarter of 2008.

The increase in cost was primarily due to construction at Three Parkside. The 0.9 acres represents the 0.4 acres associated with Three Parkside and 0.5 acre parcel that is currently a construction pad ready for development.

Land held for development consisted of the following at December 31, 2006 and 2005 (in thousands):

	2007	2006
Land held for development (approximately 4.1 acres and 4.5 acres of land as of December 31, 2007 and 2006, respectively)	$1,043	$1,370

The decrease was primarily due to the land, pre-development costs and construction costs of Three Parkside which were reclassified from land held for development to construction in progress.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Note 5. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit as of December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$26,052	$26,436
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	29,328	29,739

Total	$55,380	$56,175

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnergie Plaza.

In April 2006, the Partnership obtained a loan (note payable #2) in the amount of $30,000,000. The proceeds from note payable #2 were used to pay off the construction loan for Brier Corporate Center and the line of credit collateralized by Two Parkside. The net loan proceeds from the new loan in the amount of approximately $16,180,000 were added to the Partnership’s cash reserves. The loss on early extinguishment of debt in connection with the pay off of the construction note payable for Brier Corporate Center and the line of credit was approximately $227,000.

The annual maturities on the Partnership’s notes payable as of December 31, 2007, are as follows (in thousands):

2008	$840
2009	888
2010	939
2011	992
2012	1,048
Thereafter	50,673

Total	$55,380

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees: (i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the consolidated statements of operations ($444,000, $352,000 and $304,000 for the years ended December 31, 2007, 2006 and 2005, respectively); (ii) a construction services fee which was included in rental properties on the consolidated balance sheets ($91,000, $49,000 and $60,000 in 2007, 2006 and 2005, respectively); (iii) an asset and Partnership management fee which was included in general and administrative expenses in the consolidated statements of operations ($300,000, $300,000, and $300,000 for the years ended December 31, 2007, 2006 and 2005, respectively); (iv) a leasing services fee which was included in deferred costs on the consolidated balance sheets ($232,000, $411,000 and $231,000 in 2007, 2006 and 2005, respectively); (v) a sales fee of 2% for improved properties which was included in the gain on sale of real estate in the consolidated statements of operations ($0, $0, and $43,000 in 2007, 2006 and 2005, respectively) and a sales fee of 4% for unimproved properties ($0 for the years ended December 31, 2007, 2006 and 2005, respectively); (vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the consolidated balance sheets ($0, $300,000 and $402,000 in 2007, 2006 and 2005, respectively); (vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the consolidated balance sheets, excluding the cost of the land, and the development fee; the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project ($205,000, $230,000 and $852,000 in 2007, 2006 and 2005, respectively); (viii) a data

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

processing fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($63,000, $63,000 and $54,000 for the years ended December 31, 2007, 2006 and 2005, respectively); and (ix) an engineering fee based on square footage which was included in property operating expenses in the consolidated statements of operations ($24,000, $1,000 and $5,000 for the years ended December 31, 2007, 2006 and 2005, respectively).

As of December 31, 2007, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 10,251 or 12.22% of the Units all of which were purchased from unaffiliated third parties.

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2007, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019.

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$13,370
2009	11,544
2010	9,418
2011	6,028
2012	4,895
Thereafter	13,378

Total	$58,633

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the consolidated statements of operations and amounted to $1,875,000, $792,000, and $521,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2007, 2006, and 2005, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2007	2006	2005
Net income as reported in the accompanying consolidated financial statements	$401	$175	$2,074
Financial reporting depreciation in excess of tax reporting depreciation*	1,708	1,784	741
Gains for financial reporting in excess of tax gains	—	—	(273)

Property taxes capitalized for tax reporting in excess of financial reporting*	—	—	(15)

Operating expenses reported in a different period for financial reporting than for income tax reporting, net	437	(1,811)	(84)

Net income for federal income tax purposes*	$2,546	$148	$2,443

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ capital for federal income tax purposes as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Partners’ equity as reported in the accompanying financial statements	$20,266	$22,383
Provision for impairment of investments in real estate	3,643	3,643
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction	26,852	24,707

Partners’ capital for federal income tax purposes*	$48,774	$48,746

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Operating Revenue	$3,564	$3,981	$3,860	$3,901

Operating Expenses
Property operating	1,493	1,607	1,812	1,815
Depreciation and amortization	1,112	1,128	1,196	1,139
Expenses associated with undeveloped land	17	17	17	17
General and administrative	272	269	221	246

Total operating expenses	2,894	3,021	3,246	3,217

Operating income	670	960	614	684
Interest and other income	143	175	141	103
Interest expense	(797)	(795)	(758)	(739)
Loss on early extinguishment of debt	—	—	—	—

Net income (loss)	$16	$340	$(3)	$48

Basic and diluted net income (loss) per limited partnership unit*	$0.17	$3.65	$(0.04)	$0.51

Weighted average number of limited partnership units outstanding during each period	83,900	83,900	83,899	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

	Quarter Ended (unaudited)
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Operating Revenue	$3,130	$3,306	$3,384	$4,059

Operating Expenses
Property operating	1,194	1,157	1,669	1,573
Depreciation and amortization	942	1,038	1,175	1,378
Expenses associated with undeveloped land	24	8	23	12
General and administrative	253	279	214	205

Total operating expenses	2,413	2,482	3,081	3,168

Operating income	717	824	303	891
Interest and other income	20	103	149	69
Interest expense	(366)	(706)	(802)	(800)
Loss on early extinguishment of debt	—	(227)	—	—

Net income (loss)	$371	$(6)	$(350)	$160

Basic and diluted net income (loss) per limited partnership unit*	$3.94	$(0.31)	$(3.75)	$1.72

Weighted average number of limited partnership units outstanding during each period	84,730	84,054	83,912	83,904

*	The sum of the quarterly per unit amounts may not total to the year to date per unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2007
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
One Carnegie Plaza	$ (B	)	$1,583	$—	$8,820	$—	$1,583	$8,820	$10,403	$3,457		6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(C	)	873	—	4,597	—	873	4,597	5,470	2,042	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II	(B	)	544	—	3,476	—	544	3,476	4,020	1,405	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	9,548	—	834	9,548	10,382	4,340	3/88	6/03/85	3-40 yrs.
One Parkside	(C	)	529	—	6,200	—	529	6,200	6,729	2,143	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Bally’s Health Club	(B	)	786	—	3,009	—	786	3,009	3,795	1,428	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	(B	)	—	—	835	—	161	674	835	183	1/96
Palm Court Retail #3	(B	)	249	—	800	—	249	800	1,049	204	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	(C	)	330	—	9,338	—	1,319	8,349	9,668	2,615	1/96	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Pat & Oscar’s	(B	)	341	—	548	—	889	—	889	139	11/03	6/03/85	15-40 yrs.
Three Carnegie	—		480	—	10,201	—	460	10,201	10,661	922	1/04	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			(20)		—		—	—	—
Brier Corporate Center	(C	)	651	—	15,869	—	651	15,433	16,084	1,540	1/05	6/03/85	5-40 yrs
Less: Provision for impairmen of investment in real estate			—	—	(436)		—	—	—

	55,380		7,144	—	70,018	—	8,480	68,682	77,162	20,418

Construction in progress:
0.9 acres	—		357	—	4,351		4,708		4,708		N/A	6/03/85	N/A

	—		357	—	4,351	—	4,708	—	4,708	—

Land held for development:
4.1 acres	—		1,500	—	363	—	1,863	—	1,863	—	2/07	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,500	—	(457)	—	1,043	—	1,043	—

TOTAL	$55,380		$9,001	$—	$73,912	$—	$14,231	$68,682	$82,913	$20,418

(A)	The aggregate cost of land and buildings for federal income tax purposes is $103,129,000 (unaudited).

(B)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail #3 and Pat & Oscars are collateral for debt in the aggregate amount of $26,052,000.

(C)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $29,328,000.

(continued)

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Investments in real estate:
Balance at beginning of year	$77,940	$73,874	$54,535
Additions during year	6,638	5,068	21,191
Write-off of fully depreciated rental property	(1,665)	(1,002)	(1,061)
Sale of real estate	—	—	(791)

Balance at end of year	$82,913	$77,940	$73,874

Accumulated Depreciation:
Balance at beginning of year	$18,142	$14,693	$13,330
Additions charged to expense	3,941	4,451	2,481
Write-off of fully depreciated rental property	(1,665)	(1,002)	(1,061)
Sale of real estate	—	—	(57)

Balance at end of year	$20,418	$18,142	$14,693

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991 is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003 is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference).

(10.5)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.6)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.