Form 10-Q
period 2008-03-31
RANCON REALTY FUND V
filed 2008-05-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$77,219	$77,162
Accumulated depreciation	(21,289)	(20,418)

Rental properties, net	55,930	56,744
Construction in progress	5,761	4,708
Land held for development	1,043	1,043

Total investments in real estate	62,734	62,495
Cash and cash equivalents	8,278	8,256
Note and accounts receivable, net	324	379
Deferred costs, net of accumulated amortization of $1,769 and $1,605 as of March 31, 2008 and December 31, 2007, respectively	2,915	3,075
Prepaid expenses and other assets	2,995	2,734

Total assets	$77,246	$76,939

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$55,174	$55,380
Accounts payable and other liabilities	601	576
Construction costs payable	907	326
Prepaid rent	227	391

Total liabilities	56,909	56,673

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(954)	(961)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2008 and December 31, 2007	21,291	21,227

Total partners’ equity	20,337	20,266

Total liabilities and partners’ equity	$77,246	$76,939

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Revenue
Rental revenue	$3,355	$3,269
Tenant reimbursements and other	345	295

Total operating revenue	3,700	3,564
Operating Expenses
Property operating	1,479	1,493
Depreciation and amortization	1,161	1,112
Expenses associated with undeveloped land	17	17
General and administrative	249	272

Total operating expenses	2,906	2,894

Operating income	794	670
Interest and other income	63	143
Interest expense (including amortization of loan fees)	(786)	(797)

Net income	$71	$16

Basic and diluted net income per limited partnership unit	$0.76	$0.17

Weighted average number of limited partnership units outstanding	83,898	83,900

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(961)	$21,227	$20,266
Net income	7	64	71

Balance (deficit) at March 31, 2008	$(954)	$21,291	$20,337

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$71	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,161	1,112
Amortization of loan fees, included in interest expense	21	20
Changes in certain assets and liabilities:
Accounts receivable	48	200
Deferred costs	(36)	(267)
Prepaid expenses and other assets	(261)	(79)
Accounts payable and other liabilities	25	(31)
Prepaid rent	(164)	70

Net cash provided by operating activities	865	1,041

Cash flows from investing activities:
Net additions to real estate investments	(644)	(703)
Purchase of short-term investment	––	(134)
Payments received from tenant improvement note receivable	7	––

Net cash used in investing activities	(637)	(837)

Cash flows from financing activities:
Principal payments on notes payable	(206)	(195)
Redemption of limited partnership units	––	(1)

Net cash used in financing activities	(206)	(196)

Net increase in cash and cash equivalents	22	8
Cash and cash equivalents at beginning of period	8,256	2,674

Cash and cash equivalents at end of period	$8,278	$2,682

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 at both March 31, 2008 and 2007)	$765	$777

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$115	$220

Write-off of fully amortized deferred costs	$31	$55

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$907	$––

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

As of March 31, 2008, there were 83,898 Units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2008 and December 31, 2007, and the consolidated results of operations and of cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2008 and December 31, 2007, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2008 and 2007 and the consolidated statement of partners’ equity for the three months ended March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods activities are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash and cash equivalents.

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the differences in the same period. The Partnership periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.

Net Income Per Limited Partnership Unit

Net income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income.

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2008		March 31, 2007
	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$7	$64	$2	$14
Weighted average number of limited partnership units outstanding during each period		83,898		83,900
Basic and diluted income per limited partnership unit:		$0.76		$0.17

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration Risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the three months ended March 31, 2008.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by Emerging Issues Task Force (EITF) Issue No. 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations or cash flows and no financial assets and liabilities requiring disclosure under SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted SFAS No. 159 with no material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations and cash flows.

Reference to 2007 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2007 audited consolidated financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,244	53,244
Building and tenant improvements	15,495	15,438

	77,219	77,162
Less: accumulated depreciation	(21,289)	(20,418)

Total rental properties, net	$55,930	$56,744

As of March 31, 2008, the Partnership’s rental properties included eight office properties and four retail properties.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Construction in progress (includes approximately 0.9 acres of land with a cost basis of $191 both as of March 31, 2008 and December 31, 2007)	$5,761	$4,708

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. As a result, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 at a total cost of $5,761,000 but the Partnership has remaining tenant improvement work so the building has not been placed into service at March 31, 2008.

Land held for development consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land held for development (approximately 4.1 acres of land both as of March 31, 2008 and December 31, 2007)	$1,043	$1,043

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,953	$26,052
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	29,221	29,328

Total	$55,174	$55,380

The annual maturities on the Partnership’s notes payable as of March 31, 2008, are as follows (in thousands):

2008	$635
2009	888
2010	938
2011	992
2012	1,048
Thereafter	50,673

Total	$55,174

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2008	March 31, 2007
(i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$121,000	$104,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	5,000	32,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	75,000	75,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	7,000	103,000
(v) a sales fee of 2% for improved properties and a sales fee of 4% for unimproved properties	––	––
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	––	––
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	24,000	––
(viii) a data processing fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	20,000	16,000
(ix) an engineering fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	5,000	6,000

As of March 31, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,286 or 13.45% of the Units purchased from unaffiliated third parties.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2008 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2007 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2008, our rental properties consist of eight office and four retail properties, aggregating approximately 723,000 rentable square feet, of which 680,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center	Three-story office building	104,348

As of March 31, 2008, the weighted average occupancy of the twelve properties was 86%.

Land

As of March 31, 2008, we owned approximately 4.1 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Revenue

Operating revenue increased $136,000, or 4%, for the three months ended March 31, 2008 compared to three months ended March 31, 2007, primarily due to increased occupancy at One Carnegie and Three Carnegie, both by 4 percentage points, partially offset by lower occupancy at Lakeside Tower of 4 percentage points. Further contributing to the increase was an increase in recoveries from tenants of $55,000 and lease cancellation income of $11,000.

Expenses

Operating expenses decreased slightly by $14,000, or 1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Depreciation and amortization increased $49,000, or 4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the depreciation of capital improvements placed into service in the second quarter of 2007 at One Carnegie.

General and administrative expenses decreased $23,000, or 8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to one-time additional investor service fees during the first quarter of 2007.

Non-operating income / expenses

Interest and other income decreased $80,000, or 56% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to lower investment balances during the first quarter of 2008.

Interest expense remained relatively flat with a decrease of $11,000, or 1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $8,278,000.

As of March 31, 2008, our liabilities include two notes payable with total borrowing of $55,174,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $46,303,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2008 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the three months ended March 31, 2008, cash provided by operating activities was $865,000, as compared to cash provided by operating activities of $1,041,000 for the same period in 2007. The change was primarily due to an increase in prepaid expenses and a decrease in prepaid rents. For the three months ended March 31, 2008, cash used in investing activities was $637,000, as compared to cash used in investing activities of $837,000 for the same period in 2007. The change was due to lower construction costs in 2008 combined with the absence of any purchases of short term investments. For the three months ended March 31, 2008, cash used for financing activities was $206,000, as compared to cash used for financing activities of $196,000 for the same period in 2007.

Our expectation is that cash and cash equivalents as of March 31, 2008, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2008, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$635	$1,826	$2,040	$50,673	$55,174
Interest on indebtedness	2,281	5,947	5,734	8,612	22,574

Total	$2,916	$7,773	$7,774	$59,285	$77,748

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$635	$888	$938	$992	$1,048	$50,673	$55,174
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of March 31, 2008, we have cash and cash equivalents of $8,278,000; approximately $7,881,000 was invested in interest-bearing money market accounts. Declines in interest rates over time would reduce our interest income.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 14, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 14, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002