Form 10-Q
period 2008-06-30
RANCON REALTY FUND V
filed 2008-08-13
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$77,141	$77,162
Accumulated depreciation	(21,729)	(20,418)

Rental properties, net	55,412	56,744
Construction in progress	5,777	4,708
Land held for development	1,043	1,043

Total investments in real estate	62,232	62,495
Cash and cash equivalents	6,744	8,256
Note and accounts receivable, net	120	379
Deferred costs, net of accumulated amortization of $1,901 and $1,605 as of June 30, 2008 and December 31, 2007, respectively	3,163	3,075
Prepaid expenses and other assets	2,420	2,734

Total assets	$74,679	$76,939

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$54,965	$55,380
Accounts payable and other liabilities	714	576
Construction costs payable	170	326
Prepaid rent	172	391

Total liabilities	56,021	56,673

Commitments and contingent liabilities (Notes 4 and 7)
Partners’ Equity (Deficit):
General Partner	(1,161)	(961)
Limited partners, 83,898 limited partnership units outstanding as of June 30, 2008 and December 31, 2007	19,819	21,227

Total partners’ equity	18,658	20,266

Total liabilities and partners’ equity	$74,679	$76,939

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating Revenue
Rental revenue	$3,363	$3,387	$6,718	$6,678
Tenant reimbursements and other	264	594	610	867

Total operating revenue	3,627	3,981	7,328	7,545
Operating Expenses
Property operating	1,585	1,607	3,064	3,100
Depreciation and amortization	1,137	1,128	2,298	2,240
Expenses associated with undeveloped land	18	17	35	34
General and administrative	297	269	547	541

Total operating expenses	3,037	3,021	5,944	5,915

Operating income	590	960	1,384	1,630
Interest and other income	38	175	101	318
Interest expense (including amortization of loan fees)	(783)	(795)	(1,569)	(1,592)

Net (loss) income	$(155)	$340	$(84)	$356

Basic and diluted net (loss) income per limited partnership unit	$(1.67)	$3.65	$(0.91)	$3.82

Weighted average number of limited partnership units outstanding	83,898	83,900	83,898	83,900

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(961)	$21,227	$20,266
Net loss	(8)	(76)	(84)
Distributions ($15.87 per limited partnership unit)	(192)	(1,332)	(1,524)

Balance (deficit) at June 30, 2008	$(1,161)	$19,819	$18,658

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(84)	$356
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,298	2,240
Amortization of loan fees, included in interest expense	41	40
Changes in certain assets and liabilities:
Accounts receivable	244	361
Deferred costs	(466)	(463)
Prepaid expenses and other assets	314	307
Accounts payable and other liabilities	138	(5)
Prepaid rent	(219)	64

Net cash provided by operating activities	2,266	2,900

Cash flows from investing activities:
Net additions to real estate investments	(1,854)	(2,531)
Purchase of short-term investment	—	(271)
Payments received from tenant improvement note receivable	15	14

Net cash used for investing activities	(1,839)	(2,788)

Cash flows from financing activities:
Principal payments on note payable	(415)	(392)
Loan fee and application deposit	—	(1)
Distributions to limited partners	(1,332)	(1,158)
Distributions to General Partner	(192)	(129)
Redemption of limited partnership units	—	(1)

Net cash used for financing activities	(1,939)	(1,681)

Net decrease in cash and cash equivalents	(1,512)	(1,569)
Cash and cash equivalents at beginning of period	8,256	2,674

Cash and cash equivalents at end of period	$6,744	$1,105

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,529	$1,551

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$650	$609

Write-off of fully amortized deferred costs	$82	$138

Supplemental disclosure of non-cash investing activities:

Additions to real estate investments included in construction costs payable	$170	$391

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

As of June 30, 2008, there were 83,898 units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2008 and December 31, 2007, the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2008 and 2007, and cash flows of the partnership for the six months ended June 30, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the consolidated statement of partners’ equity for the six months ended June 30, 2008 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

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

The pre-development costs for a new project include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods activities necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

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

Net (Loss) Income Per Limited Partnership Unit

Net (loss) income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended June 30, 2008		For the three months ended June 30, 2007		For the six months ended June 30, 2008		For the six months ended June 30, 2007
Income (loss) allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net (loss) income	$(15)	$(140)	$34	$306	$(8)	$(76)	$36	$320
Weighted average number of limited partnership units outstanding during each period		83,898		83,900		83,898		83,900
Basic and diluted (loss) income per limited partnership unit:		$(1.67)		$3.65		$(0.91)		$3.82

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

Concentration Risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the six months ended June 30, 2008.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements(“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by Emerging Issues Task Force (EITF) Issue No. 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations or cash flows and no financial assets and liabilities requiring disclosure under SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position, results of operations and cash flows, except that transaction costs will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS No. 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,244	53,244
Building and tenant improvements	15,417	15,438

	77,141	77,162
Less: accumulated depreciation	(21,729)	(20,418)

Total rental properties, net	$55,412	$56,744

As of June 30, 2008, the Partnership’s rental properties included eight office properties and four retail properties.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Three Parkside (includes approximately 0.41 acres of land with a cost basis of $25 both as of June 30, 2008 and December 31, 2007)	$5,326	$4,257
East Lake Restaurant Pad (includes approximately 0.5 acres of land with a cost basis of $166 both as of June 30, 2008 and December 31, 2007)	451	451

Total construction in progress	$5,777	$4,708

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. As a result, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 but the Partnership has remaining tenant improvement work so the building has not been placed into service as of June 30, 2008. The total construction cost to date is $5,326,000.

Land held for development consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land held for development (approximately 4.1 acres of land both as of June 30, 2008 and December 31, 2007)	$1,043	$1,043

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,852	$26,052
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	29,113	29,328

Total	$54,965	$55,380

The annual maturities on the Partnership’s notes payable as of June 30, 2008, are as follows (in thousands):

2008	$426
2009	888
2010	938
2011	992
2012	1,048
Thereafter	50,673

Total	$54,965

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

	Six Months Ended
	June 30, 2008	June 30, 2007
(i) a property management fee of 3% of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$232,000	$229,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	33,000	51,000
(iii) an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	150,000	150,000
(iv) a leasing services fee which was included in deferred costs on the accompanying consolidated balance sheets	215,000	163,000
(v) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	24,000	50,000
(vi) a data processing fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	39,000	31,000
(vii) an engineering fee based on square footage which was included in property operating expenses in the accompanying consolidated statements of operations	10,000	12,000

As of June 30, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,551 or 13.77% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2008 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2008, our rental properties consist of eight office and four retail properties, aggregating approximately 723,000 rentable square feet, of which 680,000 square feet are office space, and 43,000 square feet are retail space.

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

As of June 30, 2008, the weighted average occupancy of the twelve properties was 87%.

Land

As of June 30, 2008, we owned approximately 4.1 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

Revenue

Rental revenue decreased slightly by $24,000, or 1%, for the three months ended June 30, 2008 compared to three months ended June 30, 2007 due to a decrease in occupancy. Rental revenue increased slightly by $40,000, or 1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an increase in base rent, partially offset by a decrease in occupancy.

Tenant reimbursements and other decreased $330,000, or 56%, and $257,000, or 30%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to a decrease in recoveries related to 2007 recovery reconciliations completed in the second quarter of 2008.

Expenses

Operating expenses decreased slightly by $22,000, or 1%, and $36,000, or 1%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to supplemental real estate taxes paid in 2007 for One Carnegie Plaza and Two Carnegie Plaza.

Depreciation and amortization increased $9,000, or 1%, and $58,000, or 3%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to the depreciation of capital improvements placed into service in the second quarter of 2007 at One Carnegie.

General and administrative expenses increased $28,000, or 10%, and $6,000, or 1%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to an increase in investor service fees.

Non-operating income / expenses

Interest and other income decreased $137,000, or 78%, and $217,000, or 68%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, due to lower investment balances during 2008.

Interest expense remained relatively flat with a decrease of $12,000, or 2%, and $23,000, or 1%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, due to relatively consistent debt balances.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $6,744,000.

As of June 30, 2008, our liabilities include two notes payable with total borrowing of $54,965,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $45,865,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2008 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the six months ended June 30, 2008, cash provided by operating activities was $2,266,000, as compared to cash provided by operating activities of $2,900,000 for the same period in 2007. The change was primarily due to a decrease in prepaid rents. For the six months ended June 30, 2008, cash used for investing activities was $1,839,000, as compared to cash used for investing activities of $2,788,000 for the same period in 2007. The change was due to lower construction costs in 2008 combined with the absence of any purchases of short term investments. For the six months ended June 30, 2008, cash used for financing activities was $1,939,000, as compared to cash used for financing activities of $1,681,000 for the same period in 2007. The change was primarily due to an increase in distributions to limited partners and the General Partner.

Our expectation is that cash and cash equivalents as of June 30, 2008, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2008, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$426	$1,826	$2,040	$50,673	$54,965
Interest on indebtedness	1,517	5,947	5,734	8,612	21,810

Total	$1,943	$7,773	$7,774	$59,285	$76,775

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$426	$888	$938	$992	$1,048	$50,673	$54,965
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of June 30, 2008, we have cash and cash equivalents of $6,744,000; approximately $6,407,000 was invested in interest-bearing money market accounts. Declines in interest rates over time would reduce our interest income.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation a California corporation its General Partner

Date: August 13, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 13, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002