Form 10-Q
period 2008-09-30
RANCON REALTY FUND V
filed 2008-11-12
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Investments in real estate:
Rental properties	$77,792	$77,162
Accumulated depreciation	(22,595)	(20,418)

Rental properties, net	55,197	56,744
Construction in progress	5,813	4,708
Land held for development	1,043	1,043

Total investments in real estate	62,053	62,495
Cash and cash equivalents	7,277	8,256
Note and accounts receivable, net	97	379
Deferred costs, net of accumulated amortization of $2,015 and $1,605 as of September 30, 2008 and December 31, 2007, respectively	3,097	3,075
Prepaid expenses and other assets	2,795	2,734

Total assets	$75,319	$76,939

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$54,754	$55,380
Accounts payable and other liabilities	1,583	576
Construction costs payable	—	326
Prepaid rent	555	391

Total liabilities	56,892	56,673

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(1,187)	(961)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2008 and December 31, 2007	19,614	21,227

Total partners’ equity	18,427	20,266

Total liabilities and partners’ equity	$75,319	$76,939

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenue
Rental revenue	$3,419	$3,561	$10,173	$10,256
Tenant reimbursements	397	299	971	1,149

Total operating revenue	3,816	3,860	11,144	11,405
Operating Expenses
Property operating	1,938	1,829	5,036	4,963
Depreciation and amortization	1,153	1,196	3,452	3,436
General and administrative	203	221	750	762

Total operating expenses	3,294	3,246	9,238	9,161

Operating income	522	614	1,906	2,244
Interest and other income	30	141	132	459
Interest expense (including amortization of loan fees)	(780)	(758)	(2,350)	(2,350)

Net (loss) income	$(228)	$(3)	$(312)	$353

Basic and diluted net (loss) income per limited partnership unit	$(2.44)	$(0.04)	$(3.35)	$3.79

Weighted average number of limited partnership units outstanding	83,898	83,899	83,898	83,900

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2008

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(961)	$21,227	$20,266
Net loss	(31)	(281)	(312)
Distributions ($15.87 per limited partnership unit)	(195)	(1,332)	(1,527)

Balance (deficit) at September 30, 2008	$(1,187)	$19,614	$18,427

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(312)	$353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,452	3,436
Amortization of loan fees, included in interest expense	61	61
Changes in certain assets and liabilities:
Accounts receivable	259	386
Deferred costs	(585)	(508)
Prepaid expenses and other assets	(61)	(276)
Accounts payable and other liabilities	1,007	206
Prepaid rent	164	(12)

Net cash provided by operating activities	3,985	3,646

Cash flows from investing activities:
Net additions to real estate investments	(2,834)	(4,475)
Purchase of short-term investment	—	(409)
Payments received from tenant improvement note receivable	23	21

Net cash used for investing activities	(2,811)	(4,863)

Cash flows from financing activities:
Principal payments on note payable	(626)	(592)
Loan fee and application deposit	—	(1)
Advance from affiliate	—	550
Distributions to limited partners	(1,332)	(1,158)
Distributions to General Partner	(195)	(129)
Redemption of limited partnership units	—	(2)

Net cash used for financing activities	(2,153)	(1,332)

Net decrease in cash and cash equivalents	(979)	(2,549)
Cash and cash equivalents at beginning of period	8,256	2,674

Cash and cash equivalents at end of period	$7,277	$125

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0 and $34 at September 30, 2008 and 2007, respectively)	$2,289	$2,289

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$773	$1,100

Write-off of fully amortized deferred costs	$152	$256

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$—	$618

Supplemental disclosure of non-cash financing activities:
Redemption of limited partnership units payable	$—	$1

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

As of September 30, 2008, there were 83,898 units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2008 and December 31, 2007, the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2008 and 2007, and cash flows of the Partnership for the nine months ended September 30, 2008 and 2007. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated statement of partners’ equity for the nine months ended September 30, 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.

Reclassification

Certain items in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

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

Net (Loss) Income Per Limited Partnership Unit

Net (loss) income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net (loss) income.

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended September 30, 2008		For the three months ended September 30, 2007		For the nine months ended September 30, 2008		For the nine months ended September 30, 2007
Income (loss) allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net (loss) income	$(23)	$(205)	$—	$(3)	$(31)	$(281)	$35	$318
Weighted average number of limited partnership units outstanding during each period		83,898		83,899		83,898		83,900
Basic and diluted (loss) income per limited partnership unit:		$(2.44)		$(0.04)		$(3.35)		$3.79

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Concentration Risk

Two tenants (Northrop Grumman Corporation and Arrowhead Central Credit Union) represented a combined 25% and one tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the nine months ended September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Partnership’s financial position, results of operations and cash flows.

Reference to 2007 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2007 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,244	53,244
Building and tenant improvements	16,068	15,438

	77,792	77,162
Less: accumulated depreciation	(22,595)	(20,418)

Total rental properties, net	$55,197	$56,744

As of September 30, 2008, the Partnership’s rental properties included eight office properties and four retail properties.

Note 4.	CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Three Parkside (includes approximately 0.41 acres of land with a cost basis of $25 as of September 30, 2008 and December 31, 2007)	$5,362	$4,257
East Lake Restaurant Pad (includes approximately 0.5 acres of land with a cost basis of $166 as of September 30, 2008 and December 31, 2007)	451	451

Total construction in progress	$5,813	$4,708

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.41 acre land parcel. As a result, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The building shell was substantially completed in the first quarter of 2008 but the Partnership has remaining improvements to complete so the building has not been placed into service as of September 30, 2008. The total construction cost to date is $5,362,000.

Land held for development consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land held for development (approximately 4.1 acres of land as of September 30, 2008 and December 31, 2007)	$1,043	$1,043

Note 5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,750	$26,052
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	29,004	29,328

Total	$54,754	$55,380

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The required principal payments on the Partnership’s notes payable for the next five years and thereafter, as of September 30, 2008, are as follows (in thousands):

Year Ending December 31
2008	$215
2009	888
2010	938
2011	992
2012	1,048
Thereafter	50,673

Total	$54,754

Note 6.	RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2008. As indicated in the Property Management and Services Agreement, the contract will be automatically extended on December 31, 2008 for a one year period at the same terms and conditions. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Nine Months Ended
	September 30, 2008	September 30, 2007
(i) property management fees of 3% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$342,000	$345,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	47,000	66,000
(iii) an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	225,000	225,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	279,000	172,000
(v) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	24,000	150,000
(vi) data processing fees based on square footage which were included in property operating expenses in the accompanying consolidated statements of operations	59,000	47,000
(vii) engineering fees based on square footage which were included in property operating expenses in the accompanying consolidated statements of operations	15,000	18,000

As of September 30, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,557 or 13.78% of the limited partnership units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2008 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2008, our rental properties consist of eight office and four retail properties, aggregating approximately 723,000 rentable square feet, of which 680,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Nine-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center	Three-story office building	104,348

As of September 30, 2008, the weighted average occupancy of the twelve properties was 87%.

Land

As of September 30, 2008, we owned approximately 4.1 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

Revenue

Rental revenue decreased slightly by $142,000, or 4%, and $83,000, or 1%, for the three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007, respectively, due to an overall decrease in occupancy.

Tenant reimbursements increased $98,000, or 33%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, respectively, primarily due to an increase in operating expenses including utility costs and real estate taxes at properties. Tenant reimbursements decreased $178,000, or 15%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, respectively, primarily due to a decrease in recoveries related to 2007 recovery reconciliations completed in the second quarter of 2008, partially offset by increases in operating expenses.

Expenses

Operating expenses increased $109,000, or 6%, and $73,000, or 1%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, primarily due to increases in real estate taxes and utilities.

Depreciation and amortization decreased $43,000, or 4%, and increased slightly by $16,000, or 0%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, primarily due to the write off of unamortized tenant improvements at One Carnegie in the third quarter of 2007.

General and administrative expenses decreased $18,000, or 8%, and $12,000, or 2%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, primarily due to lower professional fees of $38,000, partially offset by an increase in investor service fees of $20,000.

Non-operating income / expenses

Interest and other income decreased $111,000, or 79%, and $327,000, or 71%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, due to lower cash investment balances during 2008.

Interest expense remained relatively flat with an increase of $22,000 or 3% and unchanged for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. The increase in the third quarter of 2008 was primarily due to the cessation of interest capitalization on the Three Parkside development project.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $7,277,000.

As of September 30, 2008, our liabilities include two notes payable with total borrowing of $54,754,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $45,589,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2008 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2008, cash provided by operating activities was $3,985,000, as compared to cash provided by operating activities of $3,646,000 for the same period in 2007. The change was primarily due to an increase in accounts payable and other liabilities. For the nine months ended September 30, 2008, cash used for investing activities was $2,811,000, as compared to cash used for investing activities of $4,863,000 for the same period in 2007. The change was due to lower construction spending in 2008 combined with the absence of any purchases of short term investments. For the nine months ended September 30, 2008, cash used for financing activities was $2,153,000, as compared to cash used for financing activities of $1,332,000 for the same period in 2007. The change was primarily due to an increase in distributions to limited partners and the General Partner, offset by the lack of advance from affiliate.

Our expectation is that cash and cash equivalents as of September 30, 2008, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2008, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$215	$1,826	$2,040	$50,673	$54,754
Interest on indebtedness	758	5,947	5,734	8,612	21,051

Total	$973	$7,773	$7,774	$59,285	$75,805

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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•

prolonged unfavorable general economic conditions and significant volatility in the credit and financial markets could have a negative effect on our financial condition, results of operations and liquidity;

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt	$215	$888	$938	$992	$1,048	$50,673	$54,754
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto continue to apply to our business. If the current economic crisis intensifies or continues indefinitely, the disruption to the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition in a number of ways. These economic conditions could impact:

•	our access to financing, including our ability to refinance notes payable or lines of credit and the related interest cost on our debt

•	our ability to dispose of our assets at favorable prices or at an optimal time as any purchasers of our properties may have difficulty in obtaining attractive financing at reasonable rates of interest

•	our ability to retain tenants and to increase rents

•	our ability to continue to collect rent and reimbursable expenses from our tenants

•	the availability and creditworthiness of prospective tenants

•	our ability to maintain occupancy

•	the amount of time required to release vacant space

•	any decisions to construct additional assets on our remaining land and the timing of that potential construction; and

•	the ability to maintain current dividend levels to our limited partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: November 12, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 12, 2008	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002