Form 10-K
period 2008-12-31
RANCON REALTY FUND V
filed 2009-03-30
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2008

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to Chuck E. Cheese and Office Max by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, respectively, all of the parcels thereof are separately owned by the Partnership and Fund IV. As of December 31, 2008, the Partnership has twelve properties consisting of eight office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

No limited partnership units (“Units”) were redeemed in 2008. In 2007, and 2006, a total of four and 1,304 Units were redeemed at average prices of $680 and $629, respectively. As of December 31, 2008, there were 83,898 Units outstanding.

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

Risks of the Current Economic Environment

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. The Partnership’s ability to fund normal recurring expenses and capital expenditures as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. If economic conditions persist or deteriorate, the Partnership may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions could negatively affect the Partnership’s future net income and cash flows and could adversely affect its ability to fund distributions, debt service payments and tenant improvements.

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

The Inland Empire is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market, which consists of approximately 13.4 million square feet of office space. According to a fourth quarter 2008 market view report from an independent broker the overall vacancy rate was 21% within the Inland Empire market as of December 31, 2008.

As of December 31, 2008, the Partnership owned twelve rental properties, one property in construction in progress and approximately 4.1 acres of unimproved land.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars (commenced operations March 2004)	Restaurant	5,100
Three Carnegie (commenced operations July 2005)	Two-story office building	83,661
Brier Corporate Center (commenced operations February 2006)	Three-story office building	104,348

Total		722,501

The office buildings total approximately 680,000 square feet with an average occupancy rate of 88%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2008.

As of December 31, 2008, there were six tenants occupying substantial portions of leased rental space. These six tenants, in the aggregate, occupy approximately 243,000 square feet of the 723,000 total rentable square feet and account for approximately 41% of the rental income generated for the Partnership as of December 31, 2008.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2008 were as follows:

	2008	2007	2006	2005	2004
One Carnegie Plaza	84%	83%	82%	100%	98%
Two Carnegie Plaza	90%	92%	97%	95%	100%
Carnegie Business Center II	100%	85%	95%	81%	87%
Lakeside Tower	79%	80%	90%	94%	95%
One Parkside	81%	94%	90%	80%	97%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	100%
Two Parkside	100%	100%	100%	100%	100%
Pat & Oscars	100%	100%	100%	100%	100%
Three Carnegie (commenced operations July 2005)	94%	75%	65%	20%	N/A
Brier Corporate Center (commenced operations February 2006)	84%	84%	84%	N/A	N/A
Weighted average occupancy	88%	87%	88%	84%	97%

The annual effective rents per square foot for each of the five years ended December 31, 2008 were as follows:

	2008	2007	2006	2005	2004
One Carnegie Plaza	$20.00	$19.38	$18.28	$17.91	$17.27
Two Carnegie Plaza	$20.38	$19.53	$18.71	$18.16	$17.42
Carnegie Business Center II	$16.04	$15.20	$14.93	$12.68	$11.70
Lakeside Tower	$23.21	$23.12	$23.16	$22.48	$22.20
One Parkside	$21.14	$22.07	$22.22	$20.39	$20.58
Bally’s Health Club	$18.19	$18.19	$13.03	$11.33	$11.33
Outback Steakhouse	$16.75	$16.75	$16.75	$15.23	$15.23
Palm Court Retail # 3	$24.23	$26.35	$24.79	$22.98	$22.98
Two Parkside	$25.55	$24.88	$24.23	$23.60	$22.98
Pat & Oscars	$17.65	$17.65	$17.65	$17.65	$17.65
Three Carnegie (commenced operations July 2005)	$22.04	$21.76	$21.13	$20.82	N/A
Brier Corporate Center (commenced operations February 2006)	$22.58	$21.41	$21.00	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s rental properties are owned by the Partnership, in fee, subject to the following notes:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1 – Seven properties (listed below)	$25,647,000	Note	5.46%	Principal & Interest	1/01/2016
Note payable #2 – Four properties (listed below)	$28,892,000	Note	5.61%	Principal & Interest	5/01/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie as of December 31, 2008.

Land

As of December 31, 2008, the Partnership owned approximately 5.0 acres of land, of which 0.9 acres are under construction and the remaining 4.1 acres of land are part undeveloped and part used as parking lots. The Partnership is looking into developing all the available acres of land to generate more operating income for the Partnership.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer of Equity Securities

Market Information

There is no established trading market for the units of limited partnership interest (“Units’) issued by the Partnership.

Holders

As of December 31, 2008, there were 7,704 holders of Units.

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

For 2008, the Partnership distributed from operations $2,663,000 to the limited partners and $256,000 to the General Partner. In addition, the Partnership paid a final distribution related to 2007 of $57,000 to the General Partner.

For 2007, the Partnership distributed from operations $2,315,000 to the limited partners and $200,000 to the General Partner.

For 2006, the Partnership distributed from operations $2,057,000 to the limited partners and $229,000 to the General Partner. In addition the Partnership paid a final distribution related to 2005 of $200,000 to the General Partner.

There were no redemptions of Units during 2008.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2008 (in thousands, except per unit of limited partnership interest data):

	2008	2007	2006	2005	2004
Operating revenue	$14,441	$15,306	$13,879	$10,331	$10,078
(Loss) income before discontinued operations	$(504)	$401	$175	$819	$737
Income from discontinued operations	$—	$—	$—	$1,255	$63
Net (loss) income	$(504)	$401	$175	$2,074	$800
Net (loss) income allocable to Limited Partners	$(454)	$361	$137	$1,927	$720
Net (loss) income per Unit	$(5.41)	$4.30	$1.63	$22.31	$8.16
Total assets	$72,718	$76,939	$79,354	$66,654	$45,694
Long-term obligations	$54,539	$55,380	$56,175	$37,824	$17,465
Cash distributions per Unit	$31.74	$27.60	$24.48	$21.48	$17.67

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2008 the Partnership has twelve properties which consisted of eight office buildings and four retail buildings.

Overview

Leasing activities

During 2008, management executed eleven new leases totaling 56,848 square feet of space and renewed eleven leases totaling 55,557 square feet.

Construction

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.6 acre land parcel. The project incurred costs of $5,883,000 as of December 31, 2008 and was placed into service in the first quarter of 2009. Management continues to focus on leasing this new building.

Unit redemption

During 2008, no Units were redeemed. As of December 31, 2008, there were 83,898 Units outstanding.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenue

Operating revenue decreased $865,000, or 6%, for the year ended 2008 compared to the year ended 2007. This was due to decreases in rental revenue and decreases in recoveries from tenants of $313,000 and $552,000, respectively. Rental revenue decreased due to several factors. Gross effective rental income was higher compared to 2007 due to increases in rental rates, but this favorable variance was more than offset by higher amortization of straight line rents, higher reserves for bad debts and lower lease termination income, which lowered revenue by $229,000, $114,000 and $168,000, respectively. The decrease in recoveries is due to both a decrease for 2008, which correlates with a decrease in operating expenses, and a credit to tenants in 2008 related to prior year recoveries, which lowered revenue by $428,000 compared to 2007. The final recovery true up for 2007 was performed in the second quarter of 2008 and resulted in lower recoveries than estimated at the end of 2007.

Expenses

Property operating expenses decreased $495,000, or 7%, for the year ended 2008 compared to the year ended 2007, primarily due to decreases in property taxes, utilities and insurance of $242,000, $147,000 and $140,000, respectively.

Depreciation and amortization increased $99,000, or 2%, for the year ended 2008, compared to the year ended 2007, primarily due to the depreciation of capital improvements, of approximately $2,841,000, placed into service in the current year.

Non-operating income / expenses

Interest and other income decreased $418,000, or 74%, during 2008, compared to 2007, primarily due to both lower average investment balances and lower interest rates.

Interest expense increased $38,000, or 1%, during 2008, compared to 2007, due to the cessation of interest capitalization, at the end of 2007, related to the development of Three Parkside.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenue

Operating revenue increased $1,427,000, or 10%, for the year ended 2007 compared to the year ended 2006. This was due to increases in rental revenue and other of $541,000, and recoveries from tenants of $886,000. The increase in rental revenue and other was primarily due to an increase in occupancy, principally at Three Carnegie Plaza, One Parkside, and Carnegie Business Center II, which contributed $368,000, $80,000 and $115,000, respectively plus a full year of operations at Brier Corporate Center which contributed $179,000, partially offset by a decrease in occupancy at Lakeside Tower which reduced operating revenues by $170,000. Recoveries were higher due to increased recoveries related to both 2007 and the 2006 recovery reconciliations completed in the second quarter of 2007.

Expenses

Property operating expenses increased $1,135,000, or 20%, for the year ended 2007 compared to the year ended 2006, primarily due to increases in the cost of the earthquake insurance policy, real estate taxes and janitorial costs of $370,000, $212,000, and $100,000 respectively and generally higher expenses across several operating accounts. The remaining was due to a full year of operations at Brier Corporate Center which, excluding insurance and property taxes which are included above, contributed an additional $108,000.

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

Liquidity and Capital Resources

As of December 31, 2008, the Partnership had cash and cash equivalents of $4,545,000.

The Partnership’s liabilities at December 31, 2008, include two notes payable. The borrowings totaled approximately $54,539,000, collateralized by properties with an aggregate net carrying value of approximately $47,768,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2008 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2008, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2008, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$888	$1,930	$2,156	$49,565	$54,539
Interest on indebtedness	2,999	5,844	5,618	5,833	20,294

Total	$3,887	$7,774	$7,774	$55,398	$74,833

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2008, the Partnership’s cash provided by operating activities totaled $4,416,000.

A decrease in accounts receivable of $289,000 at December 31, 2008, compared to December 31, 2007, is due to a general decrease in accounts receivables balances across multiple properties.

An increase in deferred costs of $774,000 at December 31, 2008, compared to December 31, 2007, was due to lease commissions paid for the leasing activity primarily at Two Parkside, Three Carnegie, One Carnegie and Lakeside Tower of $329,000, $129,000, $98,000 and $79,000 respectively.

A decrease in prepaid expenses and other assets of $224,000 at December 31, 2008, compared to December 31, 2007, was primarily due to the amortization on straight line rent receivables of $159,000, and a decrease in prepaid expenses of $65,000, primarily due to the amortization of prepaid insurance.

An increase in accounts payable and other liabilities of $531,000 at December 31, 2008, compared to December 31, 2007, was primarily due to an increase in property tax accruals of $323,000 related to Two Parkside and Three Parkside and accruals for common area maintenance true up estimates of $147,000.

A decrease in prepaid rents of $105,000 at December 31, 2008, was due to a lower amount of January 2009 rents received in December 2008 of $286,000, as compared to the balance of January 2008 rents received in December 2007 of $391,000.

Investing Activities

During the year ended December 31, 2008, the Partnership’s cash used in investing activities totaled $4,311,000, which primarily consisted of $4,342,000 of additions to real estate investments ($2,841,000 for building and tenant improvements primarily at Lakeside Tower, Two Parkside, Carnegie Business Center II, Three Carnegie and One Carnegie and $1,501,000 of construction costs at Three Parkside).

Financing Activities

During the year ended December 31, 2008, the Partnership’s cash used in financing activities totaled $3,816,000, which primarily consisted of $841,000 of principal payments made on the notes payable, $2,663,000 for payment of distributions to limited partners and $313,000 for payment of distributions to the General Partner.

Cash flows

For the year ended December 31, 2008, cash provided by operating activities was $4,416,000, as compared to $4,900,000 for the same period in 2007. The change was primarily due to a net loss of $504,000 in 2008 compared to net income of $401,000 in 2007, partially offset by changes in certain assets and liabilities. For the year ended December 31, 2008, cash used in investing activities was $4,311,000, as compared to cash provided by investing activities of $3,996,000 for the same period in 2007. The change was primarily due to 2007 including proceeds from the sale of short term investments of $10,290,000, partially offset by lower additions to real estate in 2008 as compared to 2007. For the year ended December 31, 2008, cash used in financing activities was $3,816,000, as compared to cash used in financing activities of $3,314,000 for the same period in 2007. The change was primarily due to higher distributions and payments on the notes payable.

For the year ended December 31, 2007, cash provided by operating activities was $4,900,000, as compared to $1,908,000 for the same period in 2006. The change was primarily due to smaller increases in deferred costs and prepaid expenses and other assets. For the year ended December 31, 2007, cash provided by investing activities was $3,996,000, as compared to cash used in investing activities of $17,198,000 for the same period in 2006. The change was primarily due to the proceeds from the sale of the short term investments of $10,290,000 which were purchased in 2006. For the year ended December 31, 2007, cash used in financing activities was $3,314,000, as compared to cash provided by financing activities of $14,527,000 for the same period in 2006. The change was primarily due to 2006 including a net amount of $18,976,000 of additional financing consisting of $30,000,000 proceeds from the notes payable and $2,338,000 construction note draws, offset by construction note payoffs of $9,362,000 and payoff of the line of credit of $4,000,000. 2007 included no such activities. The remaining difference was due to reduced redemptions of Units and reduced loan fees, offset by higher principal payments on the note payable.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. The reimbursements from tenants for real estate taxes are recognized as revenue in the period the expenses are incurred. Other recoverable operating expenses are recognized as revenue on an estimated basis, and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the estimated differences in the same period.

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

Recently Issued Accounting Pronouncements

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of such adoption.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Collateralized Fixed Rate debt	$888	$938	$992	$1,048	$1,108	$49,565	$54,539

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report. Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 65, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2008, all such ownership reports were filed on a timely basis.

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

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and securities exchange definitions of the term.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC 400 South El Camino Real, Suite 1100, San Mateo, CA 94402	11,565 Units	13.78%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	*

Units	Daniel L. Stephenson Family Trust 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

Item 13.	Certain Relationships, Related Transactions, and Director Independence

During the year ended December 31, 2008, the Partnership distributed $313,000 to the General Partner pursuant to the Partnership Agreement and paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 13.78% of the Units Other than such distributions to the General Partner and fees to Glenborough LLC, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $110,000 and $102,500 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

Tax Fees

The Partnership did not incur tax fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The Partnership did not incur any other fees for services provided by its current or former principal accountant during the fiscal years ended December 31, 2008 and 2007.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2008 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004 is incorporated herein by reference)

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California Limited Partnership

		By	Rancon Financial Corporation
a California corporation, its General Partner

Date:	March 27, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	March 27, 2009	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2008.

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

March 27, 2009

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 27, 2009

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except Unit amounts)

	2008	2007
Assets
Investments in real estate:
Rental properties	$79,083	$77,162
Accumulated depreciation	(23,505)	(20,418)

Rental properties, net	55,578	56,744
Construction in progress	5,883	4,708
Land held for development	1,043	1,043

Total real estate investments	62,504	62,495
Cash and cash equivalents	4,545	8,256
Note and accounts receivable, net	59	379
Deferred costs, net of accumulated amortization of $2,137 and $1,605 at December 31, 2008 and 2007, respectively	3,100	3,075
Prepaid expenses and other assets	2,510	2,734

Total assets	$72,718	$76,939

Liabilities and Partners’ Equity
Liabilities:
Notes payable	$54,539	$55,380
Accounts payable and other liabilities	1,107	576
Construction costs payable	—	326
Prepaid rent	286	391

Total liabilities	55,932	56,673

Commitments and contingencies (Notes 4 and 7)
Partners’ Equity:
General partner	(1,324)	(961)
Limited partners, 83,898 limited partnership units outstanding at December 31, 2008 and 2007	18,110	21,227

Total partners’ equity	16,786	20,266

Total liabilities and partners’ equity	$72,718	$76,939

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(in thousands, except per unit amounts and units outstanding)

	2008	2007	2006
Operating Revenue
Rental revenue and other	$13,376	$13,689	$13,148
Tenant reimbursements	1,065	1,617	731

Total operating revenue	14,441	15,306	13,879

Operating Expenses
Property operating	6,300	6,795	5,660
Depreciation and amortization	4,674	4,575	4,533
General and administrative	988	1,008	951

Total operating expenses	11,962	12,378	11,144

Operating income	2,479	2,928	2,735
Interest and other income	144	562	341
Interest expense (including amortization of loan fees)	(3,127)	(3,089)	(2,674)
Loss on early extinguishment of debt	—	—	(227)

Net (loss) income	$(504)	$401	$175

Basic and diluted (loss) income per limited partnership unit:
Continuing operations	$(5.41)	$4.30	$1.63

Weighted average number of limited partnership units outstanding during each year	83,898	83,899	84,150

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2005	$(610)	$25,924	$25,314
Redemption of limited partnership units	—	(820)	(820)
Net income	38	137	175
Distributions ($24.48 per limited partnership unit)	(229)	(2,057)	(2,286)

Balance (deficit) at December 31, 2006	(801)	23,184	22,383
Redemption of limited partnership units	—	(3)	(3)
Net income	40	361	401
Distributions ($27.60 per limited partnership unit)	(200)	(2,315)	(2,515)

Balance (deficit) at December 31, 2007	(961)	21,227	20,266
Net loss	(50)	(454)	(504)
Distributions ($31.74 per limited partnership unit)	(313)	(2,663)	(2,976)

Balance (deficit) at December 31, 2008	$(1,324)	$18,110	$16,786

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(504)	$401	$175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	—	227
Depreciation and amortization	4,674	4,575	4,533
Amortization of loan fees, included in interest expense	81	80	94
Changes in certain assets and liabilities:
Accounts receivable	289	325	(329)
Deferred costs	(774)	(596)	(1,035)
Prepaid expenses and other assets	224	(65)	(1,874)
Accounts payable and other liabilities	531	59	59
Prepaid rent	(105)	121	58

Net cash provided by operating activities	4,416	4,900	1,908

Cash flows from investing activities:
Proceeds from sale (purchase) of short-term investments	—	10,290	(10,290)
Additions to real estate investments	(4,342)	(6,322)	(6,908)
Payments received from tenant improvement note receivable	31	28	—

Net cash (used in) provided by investing activities	(4,311)	3,996	(17,198)

Cash flows from financing activities:
Proceeds from note payable	—	—	30,000
Draws from construction note payable	—	—	2,338
Payoff of construction note payable	—	—	(9,362)
Payments on lines of credit	—	—	(4,000)
Principal payments on notes payable	(841)	(795)	(625)
Loan fees	1	(1)	(417)
Redemption of limited partnership units	—	(3)	(921)
Distributions to limited partners	(2,663)	(2,315)	(2,057)
Distributions to General Partner	(313)	(200)	(429)

Net cash (used in) provided by financing activities	(3,816)	(3,314)	14,527

Net (decrease) increase in cash and cash equivalents	(3,711)	5,582	(763)
Cash and cash equivalents at beginning of year	8,256	2,674	3,437

Cash and cash equivalents at end of year	$4,545	$8,256	$2,674

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0, $85 and $330 in 2008, 2007 and 2006, respectively)	$3,046	$3,009	$2,580

Construction costs	$—	$326	$9
Construction costs payable	—	(326)	(9)

	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$920	$1,665	$1,002

Adjustment of balance sheet for fully amortized deferred costs	$216	$279	$356

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2008, the Partnership has twelve properties consisting of eight office properties, a 25,000 square foot health club, two restaurants and a retail space.

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

In 2008 no units of limited partnership interest (“Units”) were redeemed. In 2007 and 2006, a total of four and 1,304, Units were redeemed at average prices of $680 and $629, respectively. As of December 31, 2008, there were 83,898 Units outstanding.

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

December 31, 2008, 2007 and 2006

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2008 and 2007, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2008, 2007 and 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operations of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2008, none of the Partnership’s properties were impaired.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years

Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement

Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Partnership’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed project. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2008, there was no impairment of the Partnership’s construction in progress or land held for development.

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

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis and the differences between estimated and actual amounts are recognized as revenue in the subsequent year when the amounts are collected. However, where actual expenses are significantly different from estimates, the Partnership will accrue the estimated differences in the same period. The partnership periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.

Net Income (loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Net income (loss) per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2008		2007		2006
(Loss) income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) income from operations	$(50)	$(454)	$40	$361	$40	$362
Loss on early extinguishment of debt	—	—	—	—	(2)	(225)

Total allocated (loss) income from continuing operations	$(50)	$(454)	$40	$361	$38	$137

Net (loss) income	$(50)	$(454)	$40	$361	$38	$137

Weighted average number of limited partnership units outstanding during each year		83,898		83,899		84,150
Basic and diluted (loss) income per limited partnership unit:

Net (loss) income		$(5.41)		$4.30		$1.63

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate.

Concentration risk

One tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the years ended December 31, 2008 and 2007, respectively.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

Recently Issued Accounting Pronouncements

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

The Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of such adoption.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning on or after November 15, 2007. The Partnership does not believe that the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the their financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS No. 161 will have a material impact on its financial condition or operating results.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	53,244	53,244
Building and tenant improvements	17,359	15,438

	79,083	77,162
Less: accumulated depreciation	(23,505)	(20,418)

Total rental properties, net	$55,578	$56,744

As of December 31, 2008, the Partnership’s rental properties included eight office properties and four retail properties.

In 2008 and 2007, fully depreciated building and tenant improvements of $920,000 and $1,665,000, respectively, were removed from the balances of such accounts.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Construction in progress (approximately 0.9 acres of land with a cost basis of $357 at both December 31, 2008 and 2007)	$5,883	$4,708

During the second quarter of 2007, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The Partnership began developing Three Parkside, a two-story multi-tenant 30,322 square-foot office building on an approximate 0.6 acre land parcel. The total cost of the project is approximately $5,432,000, not including tenant improvements and commissions for leasing the project. The project was placed into service in the first quarter of 2009.

The increase in cost was primarily due to continuing construction at Three Parkside. The 0.9 acres represents the 0.6 acres associated with Three Parkside and 0.3 acre parcel that is currently a construction pad ready for development, and has a cost of $451,000.

Land held for development consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Land held for development (approximately 4.1 acres of land with a cost basis of $1,500 at both December 31, 2008 and 2007)	$1,043	$1,043

The book basis at December 31, 2008 and 2007 includes the original cost of the land and improvements totaling $1,863,000 less an impairment provision of $820,000.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 5. NOTES PAYABLE

Notes payable as of December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,647	$26,052
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,892	29,328

Total	$54,539	$55,380

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities on the Partnership’s notes payable as of December 31, 2008, are as follows (in thousands):

2009	$888
2010	938
2011	992
2012	1,048
2013	1,108
Thereafter	49,565

Total	$54,539

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. The Partnership engaged Glenborough LLC to perform services for the following fees:

		Year Ended December 31,
		2008	2007	2006
(i)	property management fees of 3% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$458,000	$444,000	$352,000
(ii)	construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	73,000	91,000	49,000
	(iii) an asset and partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	300,000	300,000	300,000
(iv)	leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	295,000	232,000	411,000
(v)	a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—	300,000
(vi)	a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and/or rental properties on the accompanying consolidated balance sheets; excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	205,000	230,000
(vii)	data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	79,000	63,000	63,000
(viii)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	20,000	24,000	1,000

Subsequent to year end, on March 1, 2009, the Partnership and Glenborough amended the Agreement, effective March 1, 2009 to reduce certain fees charged by Glenborough, and extend the term of the agreement through December 31, 2015 or, if earlier, until the completion of sale of all the real property assets of the Partnership.

As of December 31, 2008, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units all of which were purchased from unaffiliated third parties.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2008, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019.

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$12,829
2010	11,076
2011	7,676
2012	6,892
2012	5,708
Thereafter	15,923

Total	$60,104

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which were included in operating revenue in the consolidated statements of operations and amounted to $1,065,000, $1,617,000 and $731,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2008, 2007, and 2006, of the net income (loss) for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2008	2007	2006
Net (loss) income as reported in the accompanying consolidated financial statements	$(504)	$401	$175
Financial reporting depreciation in excess of tax reporting depreciation*	1,728	1,708	1,784
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	653	437	(1,811)

Net income for federal income tax purposes*	$1,877	$2,546	$148

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Partners’ equity as reported in the accompanying financial statements	$16,786	$20,266
Provision for impairment of investments in real estate	3,643	3,643
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction*	29,232	26,852

Partners’ equity for federal income tax purposes*	$47,674	$48,774

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Operating Revenue
Rental revenue and other	$3,378	$3,375	$3,419	$3,204
Tenant reimbursements	322	252	397	94

Total operating revenue	3,700	3,627	3,816	3,298

Operating Expenses
Property operating	1,496	1,603	1,938	1,263
Depreciation and amortization	1,161	1,137	1,153	1,223
General and administrative	249	297	203	239

Total operating expenses	2,906	3,037	3,294	2,725

Operating income	794	590	522	573
Interest and other income	63	38	30	13
Interest expense	(786)	(783)	(780)	(778)

Net income (loss)	$71	$(155)	$(228)	$(192)

Basic and diluted net income (loss) per limited partnership unit	$0.76	$(1.67)	$(2.44)	$(2.06)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

	Quarter Ended (unaudited)
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Operating Revenue
Rental revenue and other	$3,295	$3,400	$3,561	$3,433
Tenant reimbursements	269	581	299	468

Total operating revenue	3,564	3,981	3,860	3,901

Operating Expenses
Property operating	1,510	1,624	1,829	1,832
Depreciation and amortization	1,112	1,128	1,196	1,139
General and administrative	272	269	221	246

Total operating expenses	2,894	3,021	3,246	3,217

Operating income	670	960	614	684
Interest and other income	143	175	141	103
Interest expense	(797)	(795)	(758)	(739)

Net income (loss)	$16	$340	$(3)	$48

Basic and diluted net income (loss) per limited partnership unit*	$0.17	$3.65	$(0.04)	$0.51

Weighted average number of limited partnership units outstanding during each period	83,900	83,900	83,899	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2008
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(A) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
One Carnegie Plaza	$	(B)	$1,583	$—	$8,948	$—	$1,583	$8,948	$10,531	$3,780		6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(C	)	873	—	4,584	—	873	4,584	5,457	2,191	1/88	6/03/85	3-40 yrs.
Carnegie Business Center II	(B	)	544	—	3,420	—	544	3,420	3,964	1,252	10/86	6/03/85	3-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	10,121	—	834	10,121	10,955	4,634	3/88	6/03/85	3-40 yrs.
One Parkside	(C	)	529	—	6,391	—	529	6,391	6,920	2,440	2/92	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(700)	—	(65)	(635)	(700)	—
Bally’s Health Club	(B	)	786	—	3,009	—	786	3,009	3,795	1,561	1/95	6/03/85	5-40 yrs.
Outback Steakhouse	(B	)	—	—	835	—	161	674	835	200	1/96
Palm Court Retail #3	(B	)	249	—	801	—	249	801	1,050	236	1/96	6/03/85	15-40 yrs.
Less: Provision for impairment of investment in real estate	—		—	—	(131)	—	—	(131)	(131)	—
Two Parkside	(C	)	330	—	9,903	—	1,319	8,914	10,233	3,305	1/96	6/03/85	5-40 yrs.
Less: Provision for impairment of investment in real estate	—		(36)	—	—	—	(36)	—	(36)	—
Pat & Oscar’s	(B	)	341	—	548	—	889	—	889	176	11/03	6/03/85	15-40 yrs.
Three Carnegie	—		480	—	10,732	—	460	10,732	11,192	1,382	1/04	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			(20)		—		—	—	—
Brier Corporate Center	(C	)	651	—	15,870	—	651	15,434	16,085	2,348	1/05	6/03/85	5-40 yrs
Less: Provision for impairment of investment in real estate			—		(436)		—	—	—

	54,539		7,144	—	71,939	—	8,480	70,603	79,083	23,505

Construction in progress:
0.9 acres	—		357	—	5,526		5,883		5,883		N/A	6/03/85	N/A

	—		357	—	5,526	—	5,883	—	5,883	—

Land held for development:
4.1 acres	—		1,500	—	363	—	1,863	—	1,863	—	2/07	6/03/85	N/A
Less: Provision for impairment of investment in real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,500	—	(457)	—	1,043	—	1,043	—

TOTAL	$54,539		$9,001	$—	$77,008	$—	$15,406	$70,603	$86,009	$23,505

(A)	The aggregate cost of land and buildings for federal income tax purposes is $107,782 (unaudited).

(B)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail #3 and Pat & Oscars are collateral for debt in the aggregate amount of $18,094.

(C)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $27,674.

(continued)

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Investments in real estate:
Balance at beginning of year	$82,913	$77,940	$73,874
Additions during year	4,016	6,638	5,068
Write-off of fully depreciated rental property	(920)	(1,665)	(1,002)
Sale of real estate	—	—	—

Balance at end of year	$86,009	$82,913	$77,940

Accumulated Depreciation:
Balance at beginning of year	$20,418	$18,142	$14,693
Additions charged to expense	4,007	3,941	4,451
Write-off of fully depreciated rental property	(920)	(1,665)	(1,002)
Sale of real estate	—	—	—

Balance at end of year	$23,505	$20,418	$18,142

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009 is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009 is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009 is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009 is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

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