Form 10-Q
period 2009-03-31
RANCON REALTY FUND V
filed 2009-05-13
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Investments in real estate:
Rental properties	$84,370	$79,083
Accumulated depreciation	(24,142)	(23,505)

Rental properties, net	60,228	55,578
Construction in progress	—	5,432
Land held for development	1,494	1,494

Total investments in real estate	61,722	62,504
Cash and cash equivalents	4,895	4,545
Note and accounts receivable, net	13	59
Deferred costs, net of accumulated amortization of $2,156 and $2,137 as of March 31, 2009 and December 31, 2008, respectively	3,018	3,100
Prepaid expenses and other assets	2,812	2,510

Total assets	$72,460	$72,718

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$54,322	$54,539
Accounts payable and other liabilities	804	1,107
Prepaid rent	469	286

Total liabilities	55,595	55,932

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(1,316)	(1,324)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2009 and December 31, 2008	18,181	18,110

Total partners’ equity	16,865	16,786

Total liabilities and partners’ equity	$72,460	$72,718

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Revenue
Rental revenue and other	$3,524	$3,378
Tenant reimbursements	421	322

Total operating revenue	3,945	3,700
Operating Expenses
Property operating	1,573	1,496
Depreciation and amortization	1,255	1,161
General and administrative	267	249

Total operating expenses	3,095	2,906

Operating income	850	794
Interest and other income	3	63
Interest expense (including amortization of loan fees)	(774)	(786)

Net income	$79	$71

Basic and diluted net income per limited partnership unit	$0.85	$0.76

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2009

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2008	$(1,324)	$18,110	$16,786
Net income	8	71	79

Balance (deficit) at March 31, 2009	$(1,316)	$18,181	$16,865

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$79	$71
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255	1,161
Amortization of loan fees, included in interest expense	21	21
Changes in certain assets and liabilities:
Accounts receivable	38	48
Deferred costs	(108)	(36)
Prepaid expenses and other assets	(302)	(261)
Accounts payable and other liabilities	(303)	25
Prepaid rent	183	(164)

Net cash provided by operating activities	863	865

Cash flows from investing activities:
Additions to real estate investments	(304)	(644)
Payments received from tenant improvement note receivable	8	7

Net cash used in investing activities	(296)	(637)

Cash flows from financing activities:
Principal payments on notes payable	(217)	(206)

Net cash used in financing activities	(217)	(206)

Net increase in cash and cash equivalents	350	22
Cash and cash equivalents at beginning of period	4,545	8,256

Cash and cash equivalents at end of period	$4,895	$8,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$753	$765

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$449	$115

Write-off of fully amortized deferred costs	$171	$31

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$—	$907

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

As of March 31, 2009, there were 83,898 Units (“Units”) outstanding.

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

Note 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2009 and December 31, 2008, and the consolidated results of operations and of cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2009 and 2008. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2009 and December 31, 2008, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2009 and 2008 and the consolidated statement of partners’ equity for the three months ended March 31, 2009.

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

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2009		March 31, 2008
	General Partner	Limited Partners	General Partner	Limited Partners
Income allocation:
Net income	$8	$71	$7	$64
Weighted average number of limited partnership units outstanding during each period		83,898		83,898
Basic and diluted income per limited partnership unit:		$0.85		$0.76

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

Concentration Risk

One tenant (Northrop Grumman Corporation) represented 14% and 15% of operating revenue for the three months ended March 31, 2009 and 2008, respectively.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain prior quarter balances have been reclassified to conform to the current quarter presentation, with no effect on consolidated results of operations, net assets or cash flows.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141 (R)”) which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, (“SFAS No. 160”) which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 by the Partnership did not have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires companies to provide additional disclosures about their objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 by the Partnership did not have a material impact on its financial condition or operating results.

Reference to 2008 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2008 audited consolidated financial statements on Form 10-K.

Note 3.     INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	58,648	53,244
Building and tenant improvements	17,242	17,359

	84,370	79,083
Less: accumulated depreciation	(24,142)	(23,505)

Total rental properties, net	$60,228	$55,578

As of March 31, 2009, the Partnership’s rental properties included nine office properties and four retail properties.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 4.     CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Construction in progress (includes approximately 0.6 acres of land with a cost basis of $357 as of December 31, 2008)	$—	$5,432

During the second quarter of 2007, the land, pre-development costs and construction costs of Three Parkside were reclassified from land held for development to construction in progress. The Partnership began developing Three Parkside, a two-story multi-tenant 30,000 square-foot office building on an approximate 0.6 acre land parcel. The total cost of the project was $5,432,000, not including tenant improvements and commissions for leasing the project. The project was placed into service in the first quarter of 2009.

Land held for development consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Land held for development (approximately 4.4 acres of land as of March 31, 2009 and December 31, 2008)	$1,494	$1,494

Land held for development at March 31, 2009 and December 31, 2008 includes a 0.3 acre construction pad ready for development, and 4.1 acres of land held for development. The book basis of the construction pad is $451,000 comprising the original cost of $166,000 and subsequent improvements of $285,000. The book basis of the land held for development, net of an impairment provision of $820,000 is $1,043,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5.     NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,542	$25,647
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,780	28,892

Total	$54,322	$54,539

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities on the Partnership’s notes payable as of March 31, 2009, are as follows (in thousands):

2009	$671
2010	938
2011	992
2012	1,048
2013	1,107
Thereafter	49,566

Total	$54,322

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 6.     RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC was formed and the Partnership’s Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009, the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or, if earlier, until the completion of sale of all the real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2009	March 31, 2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$109,000	$121,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	70,000	5,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	71,000	75,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	44,000	7,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and / or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	24,000
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	22,000	20,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	6,000	5,000

As of March 31, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units purchased from unaffiliated third parties.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2009 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2008 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2009, our rental properties consist of nine office and four retail properties, aggregating approximately 753,000 rentable square feet, of which 710,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,715
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center	Three-story office building	104,348
Three Parkside (Placed into service January 2009)	Two-story office building	30,000

		752,500

As of March 31, 2009, the weighted average occupancy of the thirteen properties was 85%.

Land

As of March 31, 2009, the Partnership owned approximately 4.4 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Revenue

Operating revenue increased $245,000, or 7%, for the three months ended March 31, 2009 compared to three months ended March 31, 2008. This was primarily due to the elimination of a previously established accounts receivable reserve, of $81,000, related to a tenant, due to change in management’s assessment of collectability. In addition tenant reimbursements were higher than prior year, across most properties, due to higher operating expenses.

Expenses

Property operating expenses increased by $77,000, or 5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the expensing of property operating costs associated with the start-up of operations at Three Parkside in 2009, totaling $51,000.

Depreciation and amortization increased $94,000, or 8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to depreciation of $45,000 associated with Three Parkside, which was placed into service at the beginning of the year, together with depreciation of capital improvements placed into service in 2008.

General and administrative expenses increased $18,000, or 7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to higher license fees.

Non-operating income / expenses

Interest and other income decreased $60,000, or 95% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to lower earnings on cash balances in 2009.

Interest expense remained relatively flat with a decrease of $12,000, or 2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to principal amortization of the loan balances.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $4,895,000.

As of March 31, 2009, our liabilities include two notes payable with total borrowing of $54,322,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $45,215,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2009 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the three months ended March 31, 2009, cash provided by operating activities was $863,000, almost unchanged compared to cash provided by operating activities of $865,000 for the same period in 2008. For the three months ended March 31, 2009, cash used in investing activities was $296,000, as compared to cash used in investing activities of $637,000 for the same period in 2008. The change was due to the absence of construction costs in 2009, since construction of Three Parkside was completed in 2008. For the three months ended March 31, 2009, cash used for financing activities was $217,000, as compared to cash used for financing activities of $206,000 for the same period in 2008, due to higher principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2009, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2009, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$671	$1,930	$2,155	$49,566	$54,322
Interest on indebtedness	2,245	5,843	5,618	5,833	19,539

Total	$2,916	$7,773	$7,773	$55,399	$73,861

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date						Total
	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Collateralized fixed rate debt	$671	$938	$992	$1,048	$1,107	$49,566	$54,322
Average interest rate	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%	5.54%

As of March 31, 2009, we had cash and cash equivalents of $4,895,000.

Item 4.	Controls and Procedures

See item 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation a California corporation, its General Partner

Date: May 13, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 13, 2009	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.