Form 10-Q
period 2009-09-30
RANCON REALTY FUND V
filed 2009-11-16
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Investments in real estate:
Rental properties	$83,808	$79,083
Accumulated depreciation	(25,230)	(23,505)

Rental properties, net	58,578	55,578

Construction in progress	—	5,432
Land held for development	1,494	1,494

Total investments in real estate	60,072	62,504

Cash and cash equivalents	5,164	4,545
Accounts receivable, net	117	59
Deferred costs, net of accumulated amortization of $2,084 and $2,137 as of September 30, 2009 and December 31, 2008, respectively	2,906	3,100
Prepaid expenses and other assets	3,139	2,510

Total assets	$71,398	$72,718

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$53,878	$54,539
Accounts payable and other liabilities	1,038	1,107
Prepaid rent	430	286

Total liabilities	55,346	55,932

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,387)	(1,324)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2009 and December 31, 2008	17,439	18,110

Total partners’ equity	16,052	16,786

Total liabilities and partners’ equity	$71,398	$72,718

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenue
Rental revenue and other	$3,430	$3,419	$10,378	$10,173
Tenant reimbursements	242	397	979	971

Total operating revenue	3,672	3,816	11,357	11,144

Operating expenses
Property operating expenses	2,053	1,938	5,234	5,036
Depreciation and amortization	1,291	1,153	3,839	3,452
General and administrative	212	203	725	750

Total operating expenses	3,556	3,294	9,798	9,238

Operating income	116	522	1,559	1,906

Interest and other income	3	30	10	132
Interest expense (including amortization of loan fees)	(768)	(780)	(2,314)	(2,350)

Net loss	$(649)	$(228)	$(745)	$(312)

Basic and diluted net loss per limited partnership unit	$(6.96)	$(2.48)	$(8.00)	$(3.85)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2009

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2008	$(1,324)	$18,110	$16,786
Return of distribution	11	—	11
Net loss	(74)	(671)	(745)

Balance (deficit) at September 30, 2009	$(1,387)	$17,439	$16,052

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(745)	$(312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,839	3,452
Amortization of loan fees, included in interest expense	60	61
Changes in certain assets and liabilities:
Accounts receivable	(84)	259
Deferred costs	(377)	(585)
Prepaid expenses and other assets	(629)	(61)
Accounts payable and other liabilities	(69)	1,007
Prepaid rent	144	164

Net cash provided by operating activities	2,139	3,985

Cash flows from investing activities:
Additions to real estate investments	(896)	(2,834)
Payments received from tenant improvement note receivable	26	23

Net cash used in investing activities	(870)	(2,811)

Cash flows from financing activities:
Note payable principal payments	(661)	(626)
Distributions to limited partners	—	(1,332)
Return from / (Distributions to) General Partner	11	(195)

Net cash used in financing activities	(650)	(2,153)

Net increase (decrease) in cash and cash equivalents	619	(979)
Cash and cash equivalents at beginning of period	4,545	8,256

Cash and cash equivalents at end of period	$5,164	$7,277

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,254	$2,289

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,603	$773

Write-off of fully amortized deferred costs	$624	$152

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

As of September 30, 2009, there were 83,898 Units (“Units”) outstanding.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

of such limited partner; (iii) third, 99% to the General Partner and 1% to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing; and (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2009 and December 31, 2008, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2009 and 2008 and cash flows of the Partnership for the nine months ended September 30, 2009 and 2008. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2009 and December 31, 2008, and the related consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated statement of partners’ equity for the nine months ended September 30, 2009 and the consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

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

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, (ASC 260-10), which improves the comparability of earnings per unit (EPU) calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs) in accordance with Statement 128 and its related interpretations. As such, the distributions should impact the calculation of earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. The provisions of FSP No. EITF 07-4 (ASC 260-10) have been applied retroactively to adjust the computation of EPS for the three and nine months ended September 30, 2008.

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

(Loss) Income allocation:
Distributed income	—	—	$3	—	—	—	$195	$1,332
Allocation of excess	—	—	(23)	(208)	—	—	(184)	(1,655)

Net (loss) income	$(65)	$(584)	$(20)	$(208)	$(74)	$(671)	$11	$(323)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(6.96)		$(2.48)		$(8.00)		$(3.85)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation. The calculation of net (loss) income per unit does not assume a liquidation in the periods presented and therefore the net (loss) income per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore deficits.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

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

Concentration Risk

One tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the nine months ended September 30, 2009 and September 30, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, the Partnership has adopted the Codification, which did not have a material impact on the Partnership’s financial statements.

Effective June 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), (ASC 855-10) which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) (ASC 820-10-35). FSP 157-3 clarified the application of FAS 157. FSP 157-3 clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) (ASC 805-10 to 50), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

Reference to 2008 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2008 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	58,648	53,244
Building and tenant improvements	16,680	17,359

	83,808	79,083
Less: accumulated depreciation	(25,230)	(23,505)

Total rental properties, net	$58,578	$55,578

As of September 30, 2009, the Partnership’s rental properties included nine office properties and four retail properties.

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Construction in progress (includes approximately 0.9 acres of land with a cost basis of $357 at December 31, 2008)	$—	$5,432

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

Land held for development consists of the following (in thousands):

	September 30, 2009	December 31, 2008
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of September 30, 2009 and December 31, 2008)	$451	$451
Land held for development (approximately 4.1 acres of land both as of September 30, 2009 and December 31, 2008)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,328	$25,647
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,550	28,892

Total notes payable	$53,878	$54,539

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities on the Partnership’s notes payable as of September 30, 2009, are as follows (in thousands):

2009	$227
2010	938
2011	992
2012	1,048
2013	1,107
Thereafter	49,566

Total	$53,878

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

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

	Nine Months Ended
	September 2009	September 2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$278,000	$342,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	110,000	47,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	196,000	225,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	90,000	279,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	24,000
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	55,000	59,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	13,000	15,000

As of September 30, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units purchased from unaffiliated third parties.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2009 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

NOTE 8. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through November 16, 2009, the date these financial statements were issued, in accordance with SFAS No. 165 (ASC 855-10), and deemed that no disclosures were necessary.

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

Overview

Tri-City Properties

As of September 30, 2009, our rental properties consist of nine office and four retail properties, aggregating approximately 753,000 rentable square feet, of which 710,000 square feet are office space, and 43,000 square feet are retail space.

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

		752,500

As of September 30, 2009, the weighted average occupancy of the thirteen properties was 84%.

Land

As of September 30, 2009, the Partnership owned approximately 4.4 acres of land, which are part undeveloped and part used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008

Revenue

Rental revenue and other increased by only $11,000, or nearly unchanged, and $205,000, or 2%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. The increase for the nine month period was due to increases in occupancy at some of the Partnerships’ properties which were not entirely offset by decreases in occupancy at others.

Tenant reimbursements decreased $155,000, or 39%, and increased $8,000, or 1%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The decrease for the three month period was primarily due to a decrease in recoveries related to the adjustment of the base year cost at Brier Corporate Center, and tenant refunds arising from the mid-year true up of operating expenses. Actual operating expenses were lower than those billed to tenants, which were based on budgeted amounts, due to lower utility and insurance costs, resulting in tenant refunds.

Expenses

Operating expenses increased $115,000, or 6%, and $198,000, or 4%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. The change for the three month period was primarily due to higher utilities and repairs and maintenance costs which contributed $85,000 and $41,000, respectively, to the variance. The change for the nine month period was primarily due to the expensing of property costs associated with the start-up of operations at Three Parkside in 2009, which accounts for $133,000, together with increased repairs and maintenance and leasing costs, partially offset by lower management fees and insurance costs.

Depreciation and amortization increased $138,000, or 12%, and $387,000, or 11%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. This was primarily due to depreciation of $45,000 and $135,000 in the three and nine month periods, respectively, associated with Three Parkside, which was placed into service at the beginning of 2009, together with depreciation of capital improvements placed into service in the fourth quarter of 2008 and throughout 2009, primarily at Lakeside Tower, Three Carnegie and One Carnegie.

General and administrative expenses increased $9,000, or 4%, and decreased $25,000, or 3%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. The increase for the three month period is due to higher audit fees (incurred in conjunction with preparing for the Partnership’s compliance with the SEC’s internal control audit requirements for smaller companies, prior to the SEC’s October 2009 announcement of extension of the compliance deadline until 2010), while the decrease for the nine month period is primarily due to lower investor relations expense and asset management fees, partially offset by the higher audit fees.

Non-operating income / expenses

Interest and other income decreased $27,000, or 90%, and $122,000, or 92%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, due to lower investment balances during 2009.

Interest expense remained relatively flat with a decrease of $12,000, or 2%, and $36,000, or 2%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, due to the scheduled debt principal payments.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $5,164,000.

As of September 30, 2009, our liabilities include two notes payable with total borrowing of $53,878,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $43,918,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2009 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2009, cash provided by operating activities was $2,139,000, compared to cash provided by operating activities of $3,985,000 for the same period in 2008. This decrease was primarily due to changes in certain assets and liabilities, notably accounts payable and other liabilities, prepaid expenses and other assets and accounts receivable. The change in other liabilities related to the timing of property tax payments. For the nine months ended September 30, 2009, cash used in investing activities was $870,000, as compared to cash used in investing activities of $2,811,000 for the same period in 2008. The change was due to the absence of construction costs in 2009, since construction of Three Parkside was completed in 2008 combined with fewer large capital projects in 2009. For the nine months ended September 30, 2009, cash used for financing activities was $650,000, as compared to cash used for financing activities of $2,153,000 for the same period in 2008, since no distributions were made during 2009 compared to $1,527,000 distributed in 2008.

Our expectation is that cash and cash equivalents as of September 30, 2009, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2009, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$227	$1,930	$2,155	$49,566	$53,878
Interest on indebtedness	745	5,843	5,618	5,833	18,039

Total	$972	$7,773	$7,773	$55,399	$71,917

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$110	$452	$478	$504	$532	$23,252	$25,328
Collateralized fixed rate debt at 5.61%	117	486	514	544	575	26,314	28,550

As of September 30, 2009, we had cash and cash equivalents of $5,164,000.

Item 4.	Controls and Procedures

See item 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 16, 2009	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: November 16, 2009	By:	/s/ DANIEL L. STEPHENSON
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