Form 10-K
period 2009-12-31
RANCON REALTY FUND V
filed 2010-03-30
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2009

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

Rancon Realty Fund V, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned by the Partnership and Fund IV. As of December 31, 2009, the Partnership has thirteen properties consisting of nine office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company, which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a loan obtained in the fourth quarter of 2005. The loan is collateralized by seven properties (as discussed in Item 2) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

In April 2006, the Partnership formed Rancon Realty Fund V Subsidiary Two LLC (“RRF V SUB2”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a loan obtained in the second quarter of 2006. The loan is collateralized by four properties (as discussed in Item 2) which have been contributed to RRF V SUB2 by the Partnership. Since RRF V SUB2 is wholly owned by the Partnership, the financial statements of RRF V SUB2 have been consolidated with those of the Partnership.

As of December 31, 2009, there were 83,898 limited partnership units (“Units”) outstanding.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2009 market view report from an independent broker the overall vacancy rate was 22% within the Inland Empire market as of December 31, 2009.

As of December 31, 2009, the Partnership owned thirteen rental properties and approximately 4.4 acres of unimproved land.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,277
Two Carnegie Plaza	Two-story office building	68,956
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,715
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	82,004
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center	Three-story office building	104,348
Three Parkside (Placed into service January 2009)	Two-story office building	30,000

Total		752,500

The office buildings total approximately 710,000 square feet with an average occupancy rate of 81%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2009.

As of December 31, 2009, there were six tenants occupying substantial portions of leased rental space. These six tenants, in the aggregate, occupy approximately 220,000 square feet of the 753,000 total rentable square feet and account for approximately 36% of the rental income generated for the Partnership for the year ended December 31, 2009.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2009 were as follows:

	2009	2008	2007	2006	2005
One Carnegie Plaza	72%	84%	83%	82%	100%
Two Carnegie Plaza	82%	90%	92%	97%	95%
Carnegie Business Center II	100%	100%	85%	95%	81%
Lakeside Tower	72%	79%	80%	90%	94%
One Parkside	81%	81%	94%	90%	80%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail #3	100%	100%	100%	100%	100%
Two Parkside	100%	100%	100%	100%	100%
Pat & Oscars	100%	100%	100%	100%	100%
Three Carnegie (commenced operations July 2005)	95%	94%	75%	65%	20%
Brier Corporate Center (commenced operations February 2006)	84%	84%	84%	84%	N/A
Three Parkside (Placed into service January 2009)	0%	N/A	N/A	N/A	N/A
Weighted average occupancy	82%	88%	87%	88%	84%

The annual effective rents per square foot for each of the five years ended December 31, 2009 were as follows:

	2009	2008	2007	2006	2005
One Carnegie Plaza	$20.90	$20.00	$19.38	$18.28	$17.91
Two Carnegie Plaza	$21.11	$20.38	$19.53	$18.71	$18.16
Carnegie Business Center II	$14.89	$16.04	$15.20	$14.93	$12.68
Lakeside Tower	$23.39	$23.21	$23.12	$23.16	$22.48
One Parkside	$20.95	$21.14	$22.07	$22.22	$20.39
Bally’s Health Club	$18.19	$18.19	$18.19	$13.03	$11.33
Outback Steakhouse	$16.75	$16.75	$16.75	$16.75	$15.23
Palm Court Retail # 3	$24.23	$24.23	$26.35	$24.79	$22.98
Two Parkside	$9.12	$25.55	$24.88	$24.23	$23.60
Pat & Oscars	$19.41	$17.65	$17.65	$17.65	$17.65
Three Carnegie (commenced operations July 2005)	$20.80	$22.04	$21.76	$21.13	$20.82
Brier Corporate Center (commenced operations February 2006)	$23.18	$22.58	$21.41	$21.00	N/A
Three Parkside (Placed into service January 2009)	N/A	N/A	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s rental properties are owned by the Partnership, in fee, subject to the following notes:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1 Seven properties (listed below)	$25,218,000	Note	5.46%	Principal & Interest	1/1/2016
Note payable #2 Four properties (listed below)	$28,433,000	Note	5.61%	Principal & Interest	5/1/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie or Three Parkside as of December 31, 2009.

Land

As of December 31, 2009, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for the units of limited partnership interest (“Units”) issued by the Partnership.

Holders

As of December 31, 2009, there were 7,618 holders of Units.

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

There were no distributions during 2009.

For 2008, the Partnership distributed from operations $2,663,000 to the limited partners and $256,000 to the General Partner. In addition, the Partnership paid a final distribution related to 2007 of $57,000 to the General Partner.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2009 (in thousands, except per unit of limited partnership interest data):

	2009	2008	2007	2006	2005
Operating revenue	$14,914	$14,441	$15,306	$13,879	$10,331
(Loss) income before discontinued operations	$(1,182)	$(504)	$401	$175	$819
Income from discontinued operations	$—	$—	$—	$—	$1,255
Net (loss) income	$(1,182)	$(504)	$401	$175	$2,074
Net (loss) income allocable to Limited Partners	$(1,064)	$(454)	$361	$137	$1,927
Net (loss) income per Unit	$(12.68)	$(5.59)	$4.91	$1.87	$21.66
Total assets	$70,766	$72,718	$76,939	$79,354	$66,654
Long-term obligations	$53,651	$54,539	$55,380	$56,175	$37,824
Cash distributions per Unit	$—	$31.74	$27.60	$24.48	$21.48

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the years ended December 31, 2008, 2007, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2009 the Partnership has thirteen properties which consisted of nine office buildings and four retail buildings.

Overview

Leasing activities

During 2009, management executed seven new leases totaling 20,276 square feet of space and renewed sixteen leases totaling 144,672 square feet.

Construction

During the second quarter of 2007, the Partnership began developing Three Parkside, a two-story multi-tenant 30,000 square-foot office building on an approximate 0.6 acre land parcel. The project incurred costs of $5,432,000 and was placed into service in the first quarter of 2009. Management continues to focus on leasing this new building.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Operating revenue increased $473,000, or 3%, for the year ended 2009 compared to the year ended 2008. This was due to increases in rental revenue and recoveries from tenants of $376,000 and $97,000, respectively. Rental revenue increased due to increases in occupancy and rental rates at some of the Partnership’s properties which was partially offset by decreases in occupancy at others. The increase in recoveries correlates with an increase in operating expenses.

Expenses

Property operating expenses increased $742,000, or 12%, for the year ended 2009 compared to the year ended 2008, partially due to costs associated with the start-up of operations at Three Parkside in 2009, which accounts for $188,000. The remaining variance was due to increases in repairs and maintenance costs and property taxes, of $498,000 and $271,000, respectively, partially offset by decreases in insurance and property management fees, of $135,000 and $85,000 respectively.

Depreciation and amortization increased $415,000, or 9%, for the year ended 2009, compared to the year ended 2008, partially due to depreciation of $180,000 associated with Three Parkside, which was placed into service at the beginning of 2009, together with depreciation of capital improvements placed into service in the fourth quarter of 2008 and throughout 2009, primarily at Lakeside Tower, One Carnegie and Three Carnegie.

General and administrative expenses decreased by $90,000 or 9% for the year ended 2009, compared to the year ended 2008, primarily due to lower investor relations related expenses of $71,000. Additionally, asset management fees and tax fees decreased by $42,000 and $48,000 respectively, partially offset by higher audit fees, legal fees and business tax and license fees of $31,000, $21,000 and $24,000 respectively.

Non-operating income / expenses

Interest and other income decreased $131,000, or 91%, during 2009, compared to 2008, primarily due to both lower interest rates and lower investment balances during 2009.

Interest expense decreased $47,000, or 2%, during 2009, compared to 2008, due to a reduction in the balances of the loans due to amortization.

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

Liquidity and Capital Resources

As of December 31, 2009, the Partnership had cash and cash equivalents of $5,507,000.

The Partnership’s liabilities at December 31, 2009, include two notes payable. The borrowings totaled approximately $53,651,000, collateralized by properties with an aggregate net carrying value of approximately $43,188,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2009 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash provided by its rental activities. Other sources of funds may include permanent financing, proceeds from property sales, and interest income on money market funds and short-term investments. Cash generated from property sales is generally added to the Partnership’s cash reserves, pending use in development of other properties, leasing costs or distribution to the partners.

Management expects that the Partnership’s cash balance at December 31, 2009, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2009, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$938	$2,040	$2,278	$48,395	$53,651
Interest on indebtedness	2,948	5,734	5,496	3,233	17,411

Total	$3,886	$7,774	$7,774	$51,628	$71,062

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2009, the Partnership’s cash provided by operating activities totaled $2,938,000. After adding back depreciation and amortization (including amortization of loan fees) the Partnership generated net income of $3,988,000. Other significant operational cash activities included an increase in deferred costs of $459,000 from December 31, 2008 to December 31, 2009, due to lease commissions paid. Secondly, an increase in prepaid expenses and other assets of $652,000 at December 31, 2009, over December 31, 2008, was due to an increase of straight line rent receivables of $662,000, primarily at Three Carnegie and Two Parkside which accounted for $224,000 and $174,000 of the increase, respectively. Additionally, a decrease in accounts payable and other liabilities of $218,000 at December 31, 2009, from the balance at December 31, 2008, was primarily due to payment in 2009 of supplemental or revised property tax assessments accrued in 2008. Finally, an increase in prepaid rents of $325,000 at December 31, 2009, was due to a higher amount of January 2010 rents received in December 2009 of $611,000, as compared to the balance of January 2009 rents received in December 2008 of $286,000.

Investing Activities

During the year ended December 31, 2009, the Partnership’s cash used in investing activities totaled $1,099,000, which primarily consisted of $1,134,000 of additions to real estate investments for building and tenant improvements primarily at Lakeside Tower, One Carnegie and Two Carnegie.

Financing Activities

During the year ended December 31, 2009, the Partnership’s cash used in financing activities totaled $877,000, which primarily consisted of $888,000 of principal payments made on the notes payable.

Cash flows

For the year ended December 31, 2009, cash provided by operating activities was $2,938,000, as compared to $4,416,000 for the same period in 2008. The decrease was primarily due to changes in prepaid expenses and other assets and accounts payable and other liabilities. For 2009 these changes decreased cash provided by operating activities by $870,000, whereas in prior year they increased cash provided by operating activities by $755,000, a variance of $1,625,000. For the year ended December 31, 2009, cash used in investing activities was $1,099,000, as compared to cash used in investing activities of $4,311,000 for the same period in 2008. The change was primarily due to lower investments in real estate due to the completion of Three Parkside in 2008 and lower expenditures for building and tenant improvements. For the year ended December 31, 2009, cash used in financing activities was $877,000, as compared to cash used in financing activities of $3,816,000 for the same period in 2008. The change was primarily due to no distributions being made in 2009.

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

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis over the term of its leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those negotiations are settled.

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project.

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

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements effective January 1, 2008. The guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

The Partnership adopted policies with respect to the fair value assets and liabilities on January 1, 2008. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

Recently Issued Accounting Literature

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have a material impact on the Partnership’s financial statements.

In October 2008, the FASB issued guidance related to determining the fair value of a financial asset when the market for that asset is not active. The implementation of this guidance did not have a material impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued guidance related to business combinations which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The adoption of this guidance by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

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

•	Our belief that our properties are competitive within our market;

•	Our expectation to achieve certain occupancy levels;

•	Our estimation of market strength;

•	Our knowledge of any material environmental matters; and

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

Interest Rates

The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$452	$478	$504	$532	$562	$22,690	$25,218
Collateralized fixed rate debt at 5.61%	486	514	544	575	609	25,705	28,433

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

See Item 9A(T).

Item 9A(T).	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 66, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2009, all such ownership reports were filed on a timely basis.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Glenborough Fund XV LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	11,565 Units	13.78%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	*

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

During the year ended December 31, 2009 no distributions were made to the General Partner. During the year ended December 31, 2008, the Partnership distributed $313,000 to the General Partner pursuant to the Partnership Agreement. In both 2009 and 2008, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Fund XV LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2009 and 2008, and distributions to the General Partner in 2008, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2009 and 2008.

Director Independence

The Partnership has no officers of directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of this Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and stock exchange definitions of the term.

The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 12 herein, “Security Ownership of Certain Beneficial Owners.”

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $124,500 and $110,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2009 and 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December  31, 2009 and 2008

Consolidated Statements of Operations for the years ended December  31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December  31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2009 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3)	Exhibits:

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation its General Partner

Date: March 30, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: March 30, 2010	By:	/s/ DANIEL L. STEPHENSON
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

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

March 30, 2010

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Partnership adopted provisions related to calculations of earnings per unit for master limited partnerships and has retroactively adjusted its earnings per unit computations for the years ended December 31, 2008 and 2007.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
March 30, 2010

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except units outstanding)

	2009	2008
Assets
Investments in real estate:
Rental properties	$83,672	$79,083
Accumulated depreciation	(25,941)	(23,505)

Rental properties, net	57,731	55,578
Construction in progress	—	5,432
Land held for development	1,494	1,494

Total investments in real estate	59,225	62,504
Cash and cash equivalents	5,507	4,545
Note and accounts receivable, net	70	59
Deferred costs, net of accumulated amortization of $2,234 and $2,137 December 31, 2009 and December 31, 2008, respectively	2,802	3,100
Prepaid expenses and other assets	3,162	2,510

Total assets	$70,766	$72,718

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$53,651	$54,539
Accounts payable and other liabilities	889	1,107
Prepaid rent	611	286

Total liabilities	55,151	55,932

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,431)	(1,324)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2009 and December 31, 2008	17,046	18,110

Total partners’ equity	15,615	16,786

Total liabilities and partners’ equity	$70,766	$72,718

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

(in thousands, except per unit amounts and units outstanding)

	2009	2008	2007
Operating revenue
Rental revenue and other	$13,752	$13,376	$13,689
Tenant reimbursements	1,162	1,065	1,617

Total operating revenue	14,914	14,441	15,306

Operating expenses
Property operating expenses	7,042	6,300	6,795
Depreciation and amortization	5,089	4,674	4,575
General and administrative	898	988	1,008

Total operating expenses	13,029	11,962	12,378

Operating income	1,885	2,479	2,928

Interest and other income	13	144	562
Interest expense (including amortization of loan fees)	(3,080)	(3,127)	(3,089)

Net (loss) income	$(1,182)	$(504)	$401

Basic and diluted net (loss) income per limited partnership unit	$(12.68)	$(5.59)	$4.91

Weighted average number of limited partnership units outstanding	83,898	83,898	83,899

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statement of Partners’ Equity

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2006	$(801)	$23,184	$22,383
Redemption of limited partnership units	—	(3)	(3)
Net income	40	361	401
Distributions ($27.60 per limited partnership unit)	(200)	(2,315)	(2,515)

Balance (deficit) at December 31, 2007	(961)	21,227	20,266
Net loss	(50)	(454)	(504)
Distributions ($31.74 per limited partnership unit)	(313)	(2,663)	(2,976)

Balance (deficit) at December 31, 2008	(1,324)	18,110	16,786
Net loss	(118)	(1,064)	(1,182)
Partial return of distribution	11	—	11

Balance (deficit) at December 31, 2009	$(1,431)	$17,046	$15,615

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,182)	$(504)	$401
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,089	4,674	4,575
Amortization of loan fees, included in interest expense	81	81	80
Changes in certain assets and liabilities:
Accounts receivable	(46)	289	325
Deferred costs	(459)	(774)	(596)
Prepaid expenses and other assets	(652)	224	(65)
Accounts payable and other liabilities	(218)	531	59
Prepaid rent	325	(105)	121

Net cash provided by operating activities	2,938	4,416	4,900

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	—	10,290
Additions to real estate investments	(1,134)	(4,342)	(6,322)
Payments received from tenant improvement note receivable	35	31	28

Net cash (used in) provided by investing activities	(1,099)	(4,311)	3,996

Cash flows from financing activities:
Note payable principal payments	(888)	(841)	(795)
Payment of deferred loan fees	—	1	(1)
Redemption of limited partnership units	—	—	(3)
Distributions to limited partners	—	(2,663)	(2,315)
Return from / (distributions to) General Partner	11	(313)	(200)

Net cash used in financing activities	(877)	(3,816)	(3,314)

Net increase (decrease) in cash and cash equivalents	962	(3,711)	5,582

Cash and cash equivalents at beginning of year	4,545	8,256	2,674

Cash and cash equivalents at end of year	$5,507	$4,545	$8,256

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $0, $0 and $85 in 2009, 2008 and 2007 respectively)	$2,999	$3,046	$3,009

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,977	$920	$1,665

Write-off of fully amortized deferred costs	$660	$216	$279

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$—	$—	$326

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Note 1. ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership, (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by Daniel L. Stephenson. The Partnership has no employees.

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2009, the Partnership has thirteen properties consisting of nine office properties, a 25,000 square foot (unaudited) health club, two restaurants and a retail space.

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

As of December 31, 2009, there were 83,898 limited partnership interest (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership agreement.

Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2009 and 2008, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2009, 2008 and 2007. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. There was no impairment of rental properties as of December 31, 2009.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2009, there was no impairment of the Partnership’s land held for development.

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

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements effective January 1, 2008. The guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

The Partnership adopted policies with respect to the fair value assets and liabilities on January 1, 2009 and 2008. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

Cash and Cash Equivalents

The Partnership considers money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Deferred Costs

Deferred loan fees are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan. Deferred lease commissions are capitalized and amortized on a straight-line basis over the initial fixed term of the related lease agreements.

Revenues

The Partnership recognizes rental revenue on a straight-line basis over the term of the leases. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue. For tenants with percentage rent, the Partnership recognizes revenue when the tenants’ specified sales targets have been met. The reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue on an estimated basis during the current year. The Partnership develops a revised estimate of the amount recoverable from tenants based on updated expenses for the year and amounts to be recovered and records adjustments to income in the current year financial statement accounts. Any final changes in estimate based on lease-by-lease reconciliations and tenant negotiations and collection are recorded in the period those negotiations are settled.

Net Income (loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU for the years ended December 31, 2008 and 2007.

Net income (loss) per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2009		2008		2007
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss (Income) Allocation:
Distributed income	$—	$—	$313	$2,663	$200	$2,315

Allocation of excess	(118)	(1,064)	(348)	(3,132)	(211)	(1,903)

Net (loss) income	$(118)	$(1,064)	$(35)	$(469)	$(11)	$412

Weighted average number of limited partnership units outstanding during each year		83,898		83,898		83,899

Basic and diluted (loss) income per limited partnership unit		$(12.68)		$(5.59)		$4.91

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

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, capitalization of development period interest and property taxes, income recognition and provisions for impairment of investments in real estate. There was no material impact related to the Partnership’s adoption of accounting policies related to income tax uncertainties on January 1, 2007.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Concentration risk

One tenant (Northrop Grumman Corporation) represented 15% of operating revenue for the years ended December 31, 2009, 2008 and 2007.

Recently Issued Accounting Literature

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have a material impact on the Partnership’s financial statements.

In October 2008, the FASB issued guidance related to determining the fair value of a financial asset when the market for that asset is not active. The implementation of this guidance did not have a material impact on the Partnership’s financial position, results of operations and cash flows.

In December 2007, the FASB issued guidance related to business combinations which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The adoption of this guidance by the Partnership did not have a material impact on its financial position, results of operations or cash flows, except that transaction costs will be expensed when and as incurred.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	58,644	53,244
Building and tenant improvements	16,548	17,359

	83,672	79,083
Less: accumulated depreciation	(25,941)	(23,505)

Total rental properties, net	$57,731	$55,578

As of December 31, 2009, the Partnership’s rental properties included nine office properties and four retail properties.

In 2009 and 2008, fully depreciated building and tenant improvements of $1,977,000 and $920,000, respectively, were removed from the balances of such accounts.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 4. CONSTRUCTION IN PROGRESS AND LAND HELD FOR DEVELOPMENT

Construction in progress consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Construction in progress
(includes approximately 0.9 acres of land with a cost basis of $357 at December 31, 2008)	$—	$5,432

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

Land held for development consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Land held for development
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of December 31, 2009 and December 31, 2008)	$451	$451
Land held for development (approximately 4.1 acres of land both as of December 31, 2009 and December 31, 2008)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000 at both December 31, 2009 and 2008. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5. NOTES PAYABLE

Notes payable as of December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,218	$25,647
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,433	28,892

Total notes payable	$53,651	$54,539

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The annual maturities on the Partnership’s notes payable as of December 31, 2009, are as follows (in thousands):

2010	$938
2011	992
2012	1,048
2013	1,107
2014	1,171
Thereafter	48,395

Total	$53,651

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended the then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

		2009	2008	2007
(i)	property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$368,000	$458,000	$444,000

(ii)	a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	117,000	73,000	91,000

(iii)	an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	258,000	300,000	300,000

(iv)	a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	263,000	295,000	232,000

(v)	a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—

(vi)	a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—	—

(vii)	a development fee equal to 5% of the hard costs of the development project which was inlcuded in the construction in progress and /or rental properties on the accompanying consolidated balance sheets excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—	205,000

(viii)	data processing fees which were included in property operating expenses and general and administrative expenses in the accompanying consolidated statements of operations	87,000	79,000	63,000

(ix)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	24,000	20,000	24,000

As of December 31, 2009, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units all of which were purchased from unaffiliated third parties.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2009, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019.

In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$12,168
2011	10,214
2012	9,311
2013	7,935
2014	6,068
Thereafter	11,450

Total	$57,146

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2009, 2008, and 2007, of the net income (loss) for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2009	2008	2007
Net (loss) income as reported in the accompanying consolidated financial statements	$(1,182)	$(504)	$401
Financial reporting depreciation in excess of tax reporting depreciation*	1,929	1,728	1,708
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(770)	653	437

Net (loss) income for federal income tax purposes*	$(23)	$1,877	$2,546

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Partners’ equity as reported in the accompanying consolidated financial statements	$15,615	$16,786
Provision for impairment of investments in real estate	3,643	3,643
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *	30,391	29,232

Partners’ equity for federal income tax purposes*	$47,662	$47,674

*	Unaudited

Note 10. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Partnership evaluated subsequent events occurring through March 30, 2010, the date these financial statements were issued, in accordance with the guidance relating to subsequent events and deemed that no disclosures were necessary.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 11. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009

Operating Revenue
Rental revenue and other	$3,524	$3,424	$3,430	$3,374
Tenant reimbursements	421	317	242	182

Total operating revenue	3,945	3,741	3,672	3,556

Operating Expenses
Property operating	1,573	1,607	2,053	1,809
Depreciation and amortization	1,255	1,292	1,291	1,251
General and administrative	267	247	212	172

Total operating expenses	3,095	3,146	3,556	3,232

Operating income	850	595	116	324

Interest and other income	3	3	3	4
Interest expense	(774)	(772)	(768)	(766)

Net income (loss)	$79	$(174)	$(649)	$(438)

Basic and diluted income (loss) per limited partnership unit: *	$0.85	$(1.87)	$(6.96)	$(4.70)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

	Quarter Ended (unaudited)
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008

Operating Revenue
Rental revenue and other	$3,378	$3,375	$3,419	$3,204
Tenant reimbursements	322	252	397	94

Total operating revenue	3,700	3,627	3,816	3,298

Operating Expenses
Property operating	1,496	1,603	1,938	1,263
Depreciation and amortization	1,161	1,137	1,153	1,223
General and administrative	249	297	203	239

Total operating expenses	2,906	3,037	3,294	2,725

Operating income	794	590	522	573

Interest and other income	63	38	30	13
Interest expense	(786)	(783)	(780)	(778)

Net income (loss)	$71	$(155)	$(228)	$(192)

Basic and diluted income (loss) per limited partnership unit: *	$0.76	$(2.13)	$(2.48)	$(1.73)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office -
One Carnegie Plaza	(B	)	$1,583	$—	$9,026	$—	$1,583	$9,026	$10,609	$3,950	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(C	)	873	—	4,689	—	873	4,689	5,562	2,391	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II	(B	)	544	—	3,465	—	544	3,465	4,009	1,519	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(B	)	834	—	10,107	—	834	10,107	10,941	4,746	Mar-88	6/3/85	3-40 yrs.
One Parkside	(C	)	529	—	6,210	—	529	6,210	6,739	2,641	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(700)	—	(65)	(635)	(700)	—
Two Parkside	(C	)	330	—	9,016	—	1,319	8,027	9,346	3,054	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(36)	—	—	—	(36)	—	(36)	—
Three Carnegie			480	—	10,779	—	480	10,779	11,259	1,918		6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(20)	—	—	—	(20)	—	(20)	—
Brier Corporate Center	(C	)	651	—	15,870	—	651	15,870	16,521	3,157	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(436)	—	—	(436)	(436)	—
Three Parkside			—	—	5,400	—	—	5,400	5,400	180	May-07	6/3/85	5-40 yrs.

Commercial Office -
Bally’s Health Club	(B	)	786	—	3,005	—	786	3,005	3,791	1,688	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse	(B	)	—	—	835	—	161	674	835	217	Jan-96
Palm Court Retail #3	(B	)	249	—	801	—	249	801	1,050	267	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate			—	—	(131)	—	—	(131)	(131)	—
Pat & Oscar’s	(B	)	341	—	548	—	889	—	889	213	Nov-03	6/3/85	15-40 yrs.

	53,651		7,144	—	76,528	—	8,480	75,192	83,672	25,941

Land held for development:
0.3 acres	—		166	—	285	—	451	—	451	—	N/A	6/3/85	N/A
4.1 acres	—		1,500	—	363	—	1,863	—	1,863	—	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,666	—	(172)	—	1,494	—	1,494	—

TOTAL	$53,651		$8,810	$—	$76,356	$—	$9,974	$75,192	$85,166	$25,941

(A)	The aggregate cost of land and buildings for federal income tax purposes is $109,786 (unaudited).
(B)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail #3 and Pat & Oscars are collateral for debt in the aggregate amount of $25,218.
(C)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $28,433.

continued

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Investments in real estate:
Balance at beginning of year	$86,009	$82,913	$77,940
Additions during year	1,134	4,016	6,638
Write-off of fully depreciated rental property	(1,977)	(920)	(1,665)

Balance at end of year	$85,166	$86,009	$82,913

Accumulated Depreciation:
Balance at beginning of year	$23,505	$20,418	$18,142
Additions charged to expense	4,413	4,007	3,941
Write-off of fully depreciated rental property	(1,977)	(920)	(1,665)

Balance at end of year	$25,941	$23,505	$20,418

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.