Form 10-Q
period 2010-03-31
RANCON REALTY FUND V
filed 2010-05-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Rental properties	$83,869	$83,672
Accumulated depreciation	(26,954)	(25,941)

Rental properties, net	56,915	57,731

Land held for development	1,494	1,494

Total investments in real estate	58,409	59,225

Cash and cash equivalents	5,206	5,507
Accounts receivable, net	111	70
Deferred costs, net of accumulated amortization of $2,360 and $2,234 as of March 31, 2010 and December 31, 2009, respectively	2,657	2,802
Prepaid expenses and other assets	3,397	3,162

Total assets	$69,780	$70,766

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$53,422	$53,651
Accounts payable and other liabilities	826	889
Prepaid rent	177	611

Total liabilities	54,425	55,151

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,457)	(1,431)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2010 and December 31, 2009	16,812	17,046

Total partners’ equity	15,355	15,615

Total liabilities and partners’ equity	$69,780	$70,766

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenue
Rental revenue and other	$3,315	$3,524
Tenant reimbursements	247	421

Total operating revenue	3,562	3,945

Operating expenses
Property operating expenses	1,552	1,573
Depreciation and amortization	1,250	1,255
General and administrative	260	267

Total operating expenses	3,062	3,095

Operating income	500	850
Interest and other income	2	3
Interest expense (including amortization of loan fees)	(762)	(774)

Net (loss) income	$(260)	$79

Basic and diluted net (loss) income per limited partnership unit	$(2.79)	$0.85

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2010

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(1,431)	$17,046	$15,615
Net loss	(26)	(234)	(260)

Balance (deficit) at March 31, 2010	$(1,457)	$16,812	$15,355

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(260)	$79
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,250	1,255
Amortization of loan fees, included in interest expense	20	21
Changes in certain assets and liabilities:
Accounts receivable	(51)	38
Deferred costs	(44)	(108)
Prepaid expenses and other assets	(235)	(302)
Accounts payable and other liabilities	(35)	(303)
Prepaid rent	(434)	183

Net cash provided by operating activities	211	863

Cash flows from investing activities:
Additions to real estate investments	(293)	(304)
Payments received from tenant improvement note receivable	10	8

Net cash used in investing activities	(283)	(296)

Cash flows from financing activities:
Notes payable principal payments	(229)	(217)

Net cash used in financing activities	(229)	(217)

Net (decrease) increase in cash and cash equivalents	(301)	350

Cash and cash equivalents at beginning of period	5,507	4,545

Cash and cash equivalents at end of period	$5,206	$4,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$742	$753

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$68	$449

Write-off of fully amortized deferred costs	$63	$171

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

As of March 31, 2010, there were 83,898 Units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2010 and 2009 and cash flows of the Partnership for the three months ended March 31, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2010 and December 31, 2009, and the related consolidated statements of operations for the three months ended March 31, 2010 and 2009, the consolidated statement of partners’ equity for the three months ended March 31, 2010 and the consolidated statement of cash flows for the three months ended March 31, 2010 and 2009.

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

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvements
Furniture and equipment	5 to 7 years

Construction in Progress and Land Held for Development

Construction in progress and land held for development are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually.

The pre-development costs for a new project are capitalized and include survey fees and consulting fees. Interest, property taxes and insurance related to the new project are capitalized during periods when activities that are necessary to get the project ready for its intended use are in progress. The capitalization ends when the construction is substantially completed and the project is ready for its intended use.

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

The Partnership adopted policies with respect to the fair value of assets and liabilities on January 1, 2008. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2010		March 31, 2009
	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net (loss) income	$(26)	$(234)	$8	$71

Weighted average number of limited partnership units outstanding during each period		83,898		83,898

Basic and diluted (loss) income per limited partnership unit		$(2.79)		$0.85

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

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and rental income and loss recognition. There was no material impact related to the Partnership’s adoption of accounting policies related to income tax uncertainties on January 1, 2007.

Concentration Risk

One tenant (Northrop Grumman Corporation) represented 16% and 14% of rental revenue for the three months ended March 31, 2010 and March 31, 2009, respectively.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have any impact on the Partnership’s financial statements.

Reference to 2009 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2009 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	58,645	58,644
Building and tenant improvements	16,744	16,548

	83,869	83,672
Less: accumulated depreciation	(26,954)	(25,941)

Total rental properties, net	$56,915	$57,731

As of March 31, 2010, the Partnership’s rental properties included nine office properties and four retail properties.

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	March 31, 2010	December 31, 2009
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of March 31, 2010 and December 31, 2009)	$451	$451
Land held for development (approximately 4.1 acres of land both as of March 31, 2010 and December 31, 2009)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$25,108	$25,218
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,314	28,433

Total notes payable	$53,422	$53,651

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The annual maturities on the Partnership’s notes payable as of March 31, 2010, are as follows (in thousands):

2010	$709
2011	992
2012	1,048
2013	1,107
2014	1,171
Thereafter	48,395

Total	$53,422

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2009. On November 29, 2006, due to the merger of Glenborough and a third party, a new entity, Glenborough LLC, was formed and the Partnership Property Management and Service Agreement was transferred from Glenborough to Glenborough LLC. All other terms and conditions remained unchanged. Effective March 1, 2009, the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015, or if earlier, until the completion of sale of all real property assets of the Partnership. The Partnership engaged Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2010	March 31, 2009
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$85,000	$109,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	9,000	70,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	62,000	71,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	10,000	44,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	24,000	22,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	9,000	6,000

As of March 31, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2010 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2009 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2010, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 710,000 square feet are office space, and 42,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	81,805
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,661
Brier Corporate Center	Three-story office building	104,501
Three Parkside (Placed into service January 2009)	Two-story office building	30,000

		752,455

As of March 31, 2010, the weighted average occupancy of the thirteen properties was 82%.

Land

As of March 31, 2010, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenue

Rental revenue and other decreased by $209,000, or 6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to decreases in occupancy at some of the Partnerships’ properties, not entirely offset by increases in occupancy at others. The main declines in occupancy were at One Carnegie and Lakeside Tower, where occupancy fell from 89% to 72% and from 80% to 72%, respectively from the first quarter of 2009 to the first quarter of 2010. In addition, the first quarter of 2009 included $81,000 of income arising from the reversal of an accounts receivable reserve related to Bally’s. The reserve was established in 2008 when Bally’s filed for bankruptcy; however Bally’s made rental payments during the first quarter of 2009 and the reserve was therefore reversed.

Tenant reimbursements decreased $174,000, or 41% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to a decrease in recoveries at Two Parkside and One Carnegie. The decrease at Two Parkside is due to establishing new base years for the two tenants who renewed during 2009 with the result that they will not be billed for tenant reimbursements until later in 2010 or the following year. The decrease at One Carnegie related to decreased occupancy together with a credit received by a tenant related to prior year operating expenses.

Expenses

Property operating expenses decreased $21,000, or 1% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The change was primarily due to lower management fees, janitorial expenses and utilities, partially offset by higher repairs and maintenance costs. The lower janitorial and utility expenses are primarily related to lower occupancy, while the lower management fees reflect a reduction in the fees earned by Glenborough LLC as contained in the amended management agreement, which took effect March 1, 2009. Increased repairs and maintenance costs are primarily due to the timing of maintenance projects.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $5,206,000.

As of March 31, 2010, our liabilities include two notes payable with total borrowing of $53,422,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $42,307,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2010 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the three months ended March 31, 2010, cash provided by operating activities was $211,000, compared to cash provided by operating activities of $863,000 for the same period in 2009. This decrease was primarily due to a decrease in net income combined with changes in certain assets and liabilities, notably prepaid rents and accounts payable and other liabilities. Fewer rents were prepaid at the end of the first quarter 2010 compared to prior year resulting in a decrease in cash provided by operating activities. For the three months ended March 31, 2010, cash used in investing activities was $283,000, as compared to cash used in investing activities of $296,000 for the same period in 2009, due to slightly lower capital spending. The majority of the spending during the first quarter of 2010 was for tenant improvements at Three Parkside, while in 2009 the spending related to tenant and building improvements at One Carnegie and Lakeside Tower. For the three months ended March 31, 2010, cash used for financing activities was $229,000, as compared to cash used for financing activities of $217,000 for the same period in 2009, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2010, together with cash from short term investments and operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of March 31, 2010, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$709	$2,040	$2,278	$48,395	$53,422
Interest on indebtedness	2,206	5,733	5,496	3,117	16,552

Total	$2,915	$7,773	$7,774	$51,512	$69,974

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$342	$478	$504	$532	$562	$22,690	$25,108
Collateralized fixed rate debt at 5.61%	367	514	544	575	609	25,705	28,314

As of March 31, 2010, we had cash and cash equivalents of $5,206,000.

Item 4.	Controls and Procedures

See item 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 14, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: May 14, 2010	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.