Form 10-Q
period 2010-06-30
RANCON REALTY FUND V
filed 2010-08-13
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:
Rental properties	$84,152	$83,672
Accumulated depreciation	(27,945)	(25,941)

Rental properties, net	56,207	57,731

Land held for development	1,494	1,494

Total investments in real estate	57,701	59,225

Cash and cash equivalents	5,763	5,507
Accounts receivable, net	49	70
Deferred costs, net of accumulated amortization of $2,460 and $2,234 as of June 30, 2010 and December 31, 2009, respectively	2,640	2,802
Prepaid expenses and other assets	3,041	3,162

Total assets	$69,194	$70,766

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$53,189	$53,651
Accounts payable and other liabilities	759	889
Prepaid rent	277	611

Total liabilities	54,225	55,151

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,496)	(1,431)
Limited partners, 83,898 limited partnership units outstanding as of June 30, 2010 and December 31, 2009	16,465	17,046

Total partners’ equity	14,969	15,615

Total liabilities and partners’ equity	$69,194	$70,766

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenue
Rental revenue and other	$3,285	$3,424	$6,600	$6,948
Tenant reimbursements	174	317	421	737

Total operating revenue	3,459	3,741	7,021	7,685

Operating expenses
Property operating expenses	1,638	1,607	3,190	3,181
Depreciation and amortization	1,258	1,292	2,508	2,548
General and administrative	198	247	458	513

Total operating expenses	3,094	3,146	6,156	6,242

Operating income	365	595	865	1,443

Interest and other income	1	3	3	7
Interest expense (including amortization of loan fees)	(752)	(772)	(1,514)	(1,546)

Net loss	$(386)	$(174)	$(646)	$(96)

Basic and diluted net loss per limited partnership unit	$(4.14)	$(1.87)	$(6.93)	$(1.04)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2010

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(1,431)	$17,046	$15,615

Net loss	(65)	(581)	(646)

Balance (deficit) at June 30, 2010	$(1,496)	$16,465	$14,969

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(646)	$(96)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,508	2,548
Amortization of loan fees, included in interest expense	33	40
Changes in certain assets and liabilities:
Accounts receivable	2	7
Deferred costs	(220)	(206)
Prepaid expenses and other assets	121	17
Accounts payable and other liabilities	(84)	(423)
Prepaid rent	(334)	245

Net cash provided by operating activities	1,380	2,132

Cash flows from investing activities:
Additions to real estate investments	(681)	(731)
Payments received from tenant improvement note receivable	19	17

Net cash used in investing activities	(662)	(714)

Cash flows from financing activities:
Notes payable principal payments	(462)	(438)
Return of excess distribution to General Partner	—	11

Net cash used in financing activities	(462)	(427)

Net increase in cash and cash equivalents	256	991
Cash and cash equivalents at beginning of period	5,507	4,545

Cash and cash equivalents at end of period	$5,763	$5,536

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,481	$1,506

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$155	$1,171

Write-off of fully amortized deferred costs	$156	$399

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

As of June 30, 2010, there were 83,898 Units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2010 and 2009 and cash flows of the Partnership for the six months ended June 30, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the consolidated statement of partners’ equity for the six months ended June 30, 2010 and the consolidated statement of cash flows for the six months ended June 30, 2010 and 2009.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Investments

The Partnership adopted policies related to the accounting for fair value measurements effective January 1, 2008. The guidance related to accounting for fair value measurements defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

(Loss) Income allocation:	For the three months ended				For the six months ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net loss	$(39)	$(347)	$(17)	$(157)	$(65)	$(581)	$(9)	$(87)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(4.14)		$(1.87)		$(6.93)		$(1.04)

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

Concentration Risk

One tenant (Northrop Grumman Corporation) represented 16% and 15% of rental revenue for the six months ended June 30, 2010 and June 30, 2009, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of an entity’s financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Partnership adopted the Codification, which did not have any impact on the Partnership’s financial statements.

In May 2009, the FASB issued guidance related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Partnership’s financial statements.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	58,638	58,644
Building and tenant improvements	17,034	16,548

	84,152	83,672
Less: accumulated depreciation	(27,945)	(25,941)

Total rental properties, net	$56,207	$57,731

As of June 30, 2010, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Management’s Discussion & Analysis of Financial Condition and Results of Operations).

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	June 30, 2010	December 31, 2009
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of June 30, 2010 and December 31, 2009)	$451	$451

Land held for development (approximately 4.1 acres of land as of June 30, 2010 and December 31, 2009)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,996	$25,218

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,193	28,433

Total notes payable	$53,189	$53,651

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The annual maturities on the Partnership’s notes payable as of June 30, 2010, are as follows (in thousands):

2010	$476
2011	992
2012	1,048
2013	1,107
2014	1,171
Thereafter	48,395

Total	$53,189

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

	Six Months Ended
	June 30, 2010	June 30, 2009
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$170,000	$193,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	9,000	98,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	133,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	70,000	65,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	49,000	43,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	17,000	12,000

As of June 30, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2010 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2010, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 710,000 square feet are office space, and 42,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,275
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two industrial buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail #3	Retail	6,004
Two Parkside	Three-story office building	81,805
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,698
Brier Corporate Center	Three-story office building	104,501
Three Parkside (Placed into service January 2009)	Two-story office building	30,000

		752,491

As of June 30, 2010, the weighted average occupancy of the thirteen properties was 83%.

Land

As of June 30, 2010, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009

Revenue

Rental revenue and other decreased by $139,000, or 4%, and $348,000, or 5% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The decrease was primarily due to decreases in occupancy at some of the Partnerships’ properties, combined with decreases in rental rates upon tenant renewals. The main decline in occupancy was at One Carnegie where occupancy fell from 96% to 72% from June 2009 to June 2010, and the impact on rental revenue was a $116,000 and $200,000 decline when comparing the three and six month periods. In addition, for the six month period, the first quarter of 2009 included $81,000 of income arising from a change in estimate related to an accounts receivable reserve for Bally’s.

Tenant reimbursements decreased $143,000, or 45%, and $316,000, or 43% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The decrease was primarily due to a decrease in recoveries at Two Parkside and One Carnegie. The decrease at Two Parkside is due to establishing new base years for the two tenants who renewed during 2009 with the result that they will not be billed for tenant reimbursements until later in 2010 or the following year. The decrease at One Carnegie related to decreased occupancy together with a credit received by a tenant related to operating expenses.

The Partnership has been notified by a tenant that they may wish to terminate their lease in Three Carnegie Plaza early. The lease is for approximately 18,000 square feet and has eight years of remaining term. There can be no assurances of the outcome of negotiations with the tenant for a termination fee, nor how much rent could be recovered if we were to pursue legal remedies.

Expenses

Property operating expenses increased $31,000, or 2%, and $9,000, or essentially unchanged, for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The change was primarily due to higher repairs and maintenance expenses, HVAC expenses and property taxes, partially offset by lower utilities. Increased repairs and maintenance costs are primarily due to the timing of maintenance projects. The higher HVAC expenses primarily related to numerous items across several properties. The decrease in utility costs was primarily due to lower occupancy at One Carnegie. A further contributing factor for the six month period was lower management fees, reflecting a reduction in the fees earned by Glenborough LLC as contained in the amended management agreement, which took effect March 1, 2009.

Depreciation and amortization decreased $34,000, or 3%, and $40,000, or 2% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The change was primarily due to lower depreciation and amortization expense at One Parkside due to several assets and lease commissions being fully depreciated.

General and administrative expenses decreased $49,000, or 20%, and $55,000, or 11% for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The change for the three month period was primarily due to lower audit fees due to the SEC’s decision to permanently exempt smaller companies from Sarbanes Oxley external auditor testing requirements and lower investor relations expenses. The change for the six month period was primarily due to lower audit fees, as noted above, and lower tax and license fees due to estimated taxes paid in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $5,763,000.

As of June 30, 2010, our liabilities include two notes payable with total borrowing of $53,189,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $41,530,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2010 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the six months ended June 30, 2010, cash provided by operating activities was $1,380,000, as compared to cash provided by operating activities of $2,132,000 for the same period in 2009. This decrease was primarily due to an increase in net loss combined with changes in certain assets and liabilities, notably prepaid rents and accounts payable and other liabilities. Fewer rents were prepaid at the end of the second quarter 2010 compared to prior year resulting in a decrease in cash provided by operating activities. For the six months ended June 30, 2010, cash used in investing activities was $662,000, as compared to cash used in investing activities of $714,000 for the same period in 2009, due to slightly lower capital spending. The majority of the spending during the first half of 2010 was for tenant improvements at Three Parkside, while in 2009 the spending related to tenant and building improvements at One Carnegie and Lakeside Tower. For the six months ended June 30, 2010, cash used in financing activities was $462,000, as compared to cash used in financing activities of $427,000 for the same period in 2009, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of June 30, 2010, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of June 30, 2010, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$476	$2,040	$2,278	$48,395	$53,189
Interest on indebtedness	1,468	5,733	5,496	3,117	15,814

Total	$1,944	$7,773	$7,774	$51,512	$69,003

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date						Total
	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Collateralized fixed rate debt at 5.46%	$229	$478	$504	$532	$563	$22,690	$24,996
Collateralized fixed rate debt at 5.61%	247	514	544	575	608	25,705	28,193

As of June 30, 2010, we had cash and cash equivalents of $5,763,000.

Item 4.	Controls and Procedures

See item 4T.

Item 4T.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 13, 2010	By:	/S/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: August 13, 2010	By:	/S/ DANIEL L. STEPHENSON
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