Form 10-Q
period 2010-09-30
RANCON REALTY FUND V
filed 2010-11-15
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Investments in real estate:
Rental properties	$81,729	$83,672
Accumulated depreciation	(28,565)	(25,941)

Rental properties, net	53,164	57,731

Land held for development	1,494	1,494

Total investments in real estate	54,658	59,225

Cash and cash equivalents	5,206	5,507
Accounts receivable, net	485	70
Deferred costs, net of accumulated amortization of $2,349 and $2,234 as of September 30, 2010 and December 31, 2009, respectively	2,340	2,802
Prepaid expenses and other assets	3,198	3,162

Total assets	$65,887	$70,766

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$52,952	$53,651
Accounts payable and other liabilities	1,158	889
Prepaid rent	332	611

Total liabilities	54,442	55,151

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,848)	(1,431)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2010 and December 31, 2009	13,293	17,046

Total partners’ equity	11,445	15,615

Total liabilities and partners’ equity	$65,887	$70,766

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenue
Rental revenue and other	$3,174	$3,430	$9,773	$10,378
Tenant reimbursements	275	242	696	979

Total operating revenue	3,449	3,672	10,469	11,357

Operating expenses
Property operating expenses	2,110	2,053	5,300	5,234
Depreciation and amortization	1,609	1,291	4,117	3,839
Provision for impairment	2,300	—	2,300	—
General and administrative	191	212	649	725

Total operating expenses	6,210	3,556	12,366	9,798

Operating (loss) income	(2,761)	116	(1,897)	1,559

Interest and other income	1	3	4	10
Interest expense (including amortization of loan fees)	(763)	(768)	(2,277)	(2,314)

Net loss	$(3,523)	$(649)	$(4,170)	$(745)

Basic and diluted net loss per limited partnership unit	$(37.80)	$(6.96)	$(44.73)	$(8.00)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2010

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total
Balance (deficit) at December 31, 2009	$(1,431)	$17,046	$15,615

Net loss	(417)	(3,753)	(4,170)

Balance (deficit) at September 30, 2010	$(1,848)	$13,293	$11,445

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,170)	$(745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,117	3,839
Amortization of loan fees, included in interest expense	60	60
Provision for impairment of real estate	2,300	—
Changes in certain assets and liabilities:
Accounts receivable	(444)	(84)
Deferred costs	(378)	(377)
Prepaid expenses and other assets	(36)	(629)
Accounts payable and other liabilities	316	(69)
Prepaid rent	(279)	144

Net cash provided by operating activities	1,486	2,139

Cash flows from investing activities:
Additions to real estate investments	(1,117)	(896)
Payments received from tenant improvement note receivable	29	26

Net cash used in investing activities	(1,088)	(870)

Cash flows from financing activities:
Notes payable principal payments	(699)	(661)
Return of excess distribution to General Partner	—	11

Net cash used in financing activities	(699)	(650)

Net (decrease) increase in cash and cash equivalents	(301)	619

Cash and cash equivalents at beginning of period	5,507	4,545

Cash and cash equivalents at end of period	$5,206	$5,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,217	$2,254

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$715	$1,603

Write-off of fully amortized deferred costs	$725	$624

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

As of September 30, 2010, there were 83,898 Units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership Agreement.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners or the General Partner would have, as a result of an allocation of cumulative net losses, a deficit balance in their capital accounts, then net losses shall not be allocated to the limited partners or General Partner, as the case may be , so as to create a capital account deficit, but such losses shall be allocated to the limited partners or General Partner with positive capital account balances until the positive capital account balances of such other partners are reduced to zero. However, if deficits are the result of cumulative distributions in excess of earnings, losses will continue to be allocated to the General Partner. Capital accounts shall be determined after taking into account all other allocations and distributions for the fiscal year.

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

The terms of the Partnership Agreement call for the General Partner to restore any deficit that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners, provided that in no event shall the General Partner be obligated to contribute more than the lesser of (i) the negative balance in its capital account, or (ii) 1.01 percent of the capital contributions made to the Partnership by the limited partners for their Units.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2010 and December 31, 2009, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2010 and 2009 and cash flows of the Partnership for the nine months ended September 30, 2010 and 2009. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated statement of partners’ equity for the nine months ended September 30, 2010 and the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009.

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

Real Estate Impairment Charges

The Partnership conducted a comprehensive review of all real estate assets in accordance with guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, one of the Partnership’s real estate assets was written down to fair value and a non-cash impairment charge was recognized.

In order to comply with disclosure requirements as outlined in the guidance, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant estimates in establishing fair value measurements.

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the three and nine month periods ended September 30, 2010 and 2009, respectively.

	September 30,	September 30,
	2010	2009
Rental Properties	$2,300	$—

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

Fair Value Measurements as of September 30, 2010

(in thousands of dollars)

	Assets /Liabilities at Fair Value
	Level 3	Total
Rental Properties	$3,395	$3,395

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
(Loss) Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net loss	$(352)	$(3,171)	$(65)	$(584)	$(417)	$(3,753)	$(74)	$(671)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(37.80)		$(6.96)		$(44.73)		$(8.00)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation (subject to the limitation referred to under Note 1 (“Organization – Allocation of Net Income and Net Loss”) above. The calculation of net (loss) income per Unit does not assume a liquidation in the periods presented and therefore the net (loss) income per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore its capital account deficits.

Partners’ Equity

The only significant activity affecting partners’ equity for the nine months ending September 30, 2009 was the net loss as there were no contributions or distributions.

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

Concentration Risk

One tenant (Northrop Grumman Corporation) represented 16% and 15% of rental revenue for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	56,293	58,644
Building and tenant improvements	16,956	16,548

	81,729	83,672
Less: accumulated depreciation	(28,565)	(25,941)

Total rental properties, net	$53,164	$57,731

As of September 30, 2010, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the quarter ended September 30, 2010.

The impairment charge disclosed above does not impact the Partnership’s liquidity, cost and availability of credit or affect the Partnership’s compliance with its various financial covenants under its credit facilities.

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of September 30, 2010 and December 31, 2009)	$451	$451
Land held for development (approximately 4.1 acres of land as of September 30, 2010 and December 31, 2009)	1,043	1,043

Total land held for development	$1,494	$1,494

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,881	$25,218
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	28,071	28,433

Total notes payable	$52,952	$53,651

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities on the Partnership’s notes payable as of September 30, 2010, are as follows (in thousands):

2010	$239
2011	992
2012	1,048
2013	1,107
2014	1,171
Thereafter	48,395

Total	$52,952

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

	Nine Months Ended
	September 30,	September 30,
	2010	2009
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$254,000	$278,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	18,000	110,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	196,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	129,000	90,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	75,000	55,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	26,000	13,000

As of September 30, 2010, Glenborough Fund XV LLC, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units purchased from unaffiliated third parties.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2010 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. SUBSEQUENT EVENTS

In the third quarter of 2010, a tenant defaulted on their lease at Three Carnegie Plaza. The lease was for approximately 18,000 square feet and had eight years of remaining term. Subsequent to quarter end, on October 5, 2010 a settlement agreement was executed under which the tenant is required to pay a total of $1,570,000. The first payment of $1,250,000 was received during October 2010, while the four remaining payments, totaling $320,000 are due in equal installments of $80,000 on October 1, each year commencing on October 1, 2011 and continuing through October 1, 2014. At this stage, the Partnership is unsure as to collectability of the remaining unpaid balance of the settlement amount.

The payment received in October 2010 was first applied to the tenant’s accounts receivable balance of $139,000 representing prior months’ rent. The remaining balance paid will be recognized as income in the fourth quarter of 2010. The Partnership wrote off tenant improvements and lease commission balances totaling $340,000 and the straight line rents receivable, included within prepaid expenses and other assets, of $178,000, respectively, in the third quarter of 2010.

The impact that this default will have on future results is dependent upon the length of time it will take to lease up the space together with the rental rates achieved. Presently the space remains vacant. The lease was scheduled to continue through July 31, 2018. The rental revenue recognized over this period would have been $438,000 per year.

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

Overview

Tri-City Properties

As of September 30, 2010, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 710,000 square feet are office space, and 42,000 square feet are retail space.

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

		752,491

As of September 30, 2010, the weighted average occupancy of the thirteen properties was 79%.

Land

As of September 30, 2010, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009

Revenue

Rental revenue and other decreased by $256,000, or 7%, and $605,000, or 6% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. These decreases were primarily due to decreases in occupancy at some of the Partnerships’ properties, combined with decreases in rental rates upon tenant renewals. Occupancy at One Carnegie fell from 96% to below 70% from September 2009 to September 2010, and the impact on rental revenue was a $150,000 and $333,000 decline when comparing the three and nine month periods. In addition, due to the default of a tenant at Three Carnegie the Partnership wrote off straight line rents receivable balances of $178,000 in the third quarter of 2010, which further reduced revenue. Revenues at Two Parkside declined by $51,000 and $159,000 for the three and nine month periods due to the lower rental rates achieved upon renewal of a major tenant. These declines were partially offset by $74,000 and $108,000 of rental revenue, from Three Parkside, for the three and nine month periods, respectively. Three Parkside was unoccupied during all of 2009 but is 27% occupied at the end of the third quarter 2010.

Tenant reimbursements increased $33,000, or 14%, and decreased $283,000, or 29% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The increase for the three month period was due to higher recoveries at Brier Corporate Center, where 2009 recoveries were reduced by changes in estimates related to prior year recoveries. The decrease for the nine month period was primarily due to a decrease in recoveries at Two Parkside and One Carnegie. The decrease at Two Parkside is due to establishing new base years for the two tenants who renewed during 2009 with the result that they will not be billed for tenant reimbursements until later in 2010 or the following year. The decrease at One Carnegie related to decreased occupancy together with a credit due to a tenant due to decreased operating expenses.

As discussed in the subsequent events footnote, in October 2010, the Partnership signed a settlement agreement with a tenant who had defaulted on their lease at Three Carnegie Plaza. The lease was for approximately 18,000 square feet and had eight years of remaining term. As part of the agreement the former tenant agreed to pay a total of $1,570,000, of which $1,250,000 was due and was received in October 2010. The remaining balance of $320,000 is due to be paid over four annual installments beginning October 1, 2011 and continuing through October 1, 2014. The Partnership continued to recognize rental income throughout the third quarter and therefore there was no impact on rental revenue for the three or nine month periods ended September 30, 2010 in comparison to 2009. Rental income was however reduced by $178,000 for the three and nine month periods ended September 30, 2010 in comparison to prior year due to the write off of the remaining straight line rent balance.

The impact that this default will have on future results is dependent upon the length of time it will take to lease up the space together with the rental rates achieved. Presently the space remains vacant. The lease was scheduled to continue through July 31, 2018. The rental revenue recognized over this period would have been $438,000 per year.

Expenses

Property operating expenses increased $57,000, or 3%, and $66,000, or 1%, for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. These changes were primarily due to increased operating expenses at Three Parkside which was unoccupied throughout 2009 but is now 27% occupied.

Depreciation and amortization increased $318,000, or 25%, and $278,000, or 7% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. These changes were primarily due to the third quarter 2010 write off totaling $340,000 of unamortized lease commissions and tenant improvement balances associated with the default of a tenant at Three Carnegie Plaza.

The provision for impairment of $2,300,000 in both the three and nine months ended September 30, 2010 represents the result of an impairment analysis performed, as described in Notes 2 and 3, related to Three Parkside. There were no impairment provisions recorded in 2009. The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates.

General and administrative expenses decreased $21,000, or 10%, and $76,000, or 10% for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The decrease for the three month period was due to lower audit and legal fees of $11,000 and $27,000, respectively. The decrease for the nine month period was due to lower tax and license fee payments, audit fees and legal fees of $24,000, $37,000 and $27,000, respectively. Tax and license fee payments and legal fees are lower due to 2009 including certain one time fees, not incurred in 2010. The lower audit fees are related to the SEC’s decision to exempt smaller companies from Sarbanes Oxley external auditor testing requirements, now made permanent by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $5,206,000.

As of September 30, 2010, our liabilities include two notes payable with total borrowing of $52,952,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $41,068,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail #3 and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2010 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2010, cash provided by operating activities was $1,486,000, as compared to cash provided by operating activities of $2,139,000 for the same period in 2009. This decrease was primarily due to a higher net loss in 2010 compared to 2009, partially offset by changes in certain assets and liabilities, notably accounts receivable, prepaid expenses and accounts payable and other liabilities. For the nine months ended September 30, 2010, cash used in investing activities was $1,088,000, as compared to cash used in investing activities of $870,000 for the same period in 2009, due to higher capital spending. The majority of the spending year-to-date September 2010 was for tenant improvements at Three Parkside, Lakeside Tower and One Parkside, while in 2009 the spending related to tenant and building improvements at One Carnegie and Lakeside Tower. For the nine months ended September 30, 2010, cash used in financing activities was $699,000, as compared to cash used in financing activities of $650,000 for the same period in 2009, primarily related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of September 30, 2010, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing, property sales and interest income on money market funds. Cash generated from property sales is generally added to our cash reserves, pending use in the development of properties or distribution to the partners.

Contractual Obligations

As of September 30, 2010, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$239	$2,040	$2,278	$48,395	$52,952
Interest on indebtedness	732	5,733	5,496	3,117	15,078

Total	$971	$7,773	$7,774	$51,512	$68,030

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$115	$478	$504	$532	$562	$22,690	$24,881
Collateralized fixed rate debt at 5.61%	124	514	544	575	609	25,705	28,071

As of September 30, 2010, we had cash and cash equivalents of $5,206,000.

Item 4.	Controls and Procedures

See item 4T.

Item 4T.	Controls and Procedures

The principal executive officer and principal financial officer of the General Partner have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15e under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the principal executive officer and principal financial officer of the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the General Partner’s management, including the General Partner’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 15, 2010	By:	/S/ DANIEL L. STEPHENSON
Daniel L. Stephenson, President

Date: November 15, 2010	By:	/S/ DANIEL L. STEPHENSON
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