Form 10-K
period 2010-12-31
RANCON REALTY FUND V
filed 2011-03-29
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2010

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned either by the Partnership or Fund IV. As of December 31, 2010, the Partnership has thirteen properties consisting of nine office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

As of December 31, 2010, there were 83,898 limited partnership units (“Units”) outstanding.

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

Risks of the Current Economic Environment

Financial markets have experienced unusual volatility and uncertainty over the past few years. Liquidity has tightened in all financial markets, including the debt and equity markets. The Partnership’s ability to fund normal recurring expenses and capital expenditures as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. If economic conditions persist or deteriorate, the Partnership may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions could negatively affect the Partnership’s future net income and cash flows and could adversely affect its ability to fund distributions, debt service payments and tenant improvements.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2010 market view report from an independent broker the overall vacancy rate was 22% within the Inland Empire market as of December 31, 2010.

As of December 31, 2010, the Partnership owned thirteen rental properties and approximately 4.4 acres of unimproved land.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,275
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	81,805
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,698
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076

Total		751,567

The office buildings total approximately 709,000 square feet with an average occupancy rate of 75%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2010.

As of December 31, 2010, one tenant occupies substantial portions of leased rental space. This tenant occupies approximately 88,000 square feet of the 752,000 total rentable square feet and account for approximately 15% of the rental income generated for the Partnership for the year ended December 31, 2010.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2010 were as follows:

	2010	2009	2008	2007	2006
One Carnegie Plaza	70%	72%	84%	83%	82%
Two Carnegie Plaza	77%	82%	90%	92%	97%
Carnegie Business Center II	92%	100%	100%	85%	95%
Lakeside Tower	85%	72%	79%	80%	90%
One Parkside	61%	81%	81%	94%	90%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail III	100%	100%	100%	100%	100%
Two Parkside	71%	100%	100%	100%	100%
Pat & Oscars	100%	100%	100%	100%	100%
Three Carnegie	74%	95%	94%	75%	65%
Brier Corporate Center	84%	84%	84%	84%	84%
Three Parkside	28%	0%	N/A	N/A	N/A
Weighted average occupancy	76%	82%	88%	87%	88%

Three Parkside, which was placed into service in January 2009, is 28% occupied as of December 31, 2010. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2010 were as follows:

	2010	2009	2008	2007	2006
One Carnegie Plaza	$21.02	$20.90	$20.00	$19.38	$18.28
Two Carnegie Plaza	$18.81	$21.11	$20.38	$19.53	$18.71
Carnegie Business Center II	$16.56	$14.89	$16.04	$15.20	$14.93
Lakeside Tower	$20.50	$23.39	$23.21	$23.12	$23.16
One Parkside	$14.98	$20.95	$21.14	$22.07	$22.22
Bally’s Health Club	$18.19	$18.19	$18.19	$18.19	$13.03
Outback Steakhouse	$16.75	$16.75	$16.75	$16.75	$16.75
Palm Court Retail III	$24.23	$24.23	$24.23	$26.35	$24.79
Two Parkside	$20.55	$9.12	$25.55	$24.88	$24.23
Pat & Oscars	$19.41	$19.41	$17.65	$17.65	$17.65
Three Carnegie	$23.09	$20.80	$22.04	$21.76	$21.13
Brier Corporate Center	$23.67	$23.18	$22.58	$21.41	$21.00
Three Parkside (Placed into service January 2009)	$28.22	$0.00	N/A	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s rental properties are owned by the Partnership, in fee, subject to the following notes:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1				Principal &
Seven properties (listed below)	$24,766,000	Note	5.46%	Interest	1/1/2016
Note payable #2				Principal &
Four properties (listed below)	$27,947,000	Note	5.61%	Interest	5/1/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie or Three Parkside as of December 31, 2010.

Land

As of December 31, 2010, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

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

Holders

As of December 31, 2010, there were 7,549 holders of Units.

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

There were no distributions during 2010 or 2009.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2010 (in thousands, except per unit of limited partnership interest data):

	2010	2009	2008	2007	2006
Operating revenue	$15,040	$14,914	$14,441	$15,306	$13,879
Net (loss) income	$(3,464)	$(1,182)	$(504)	$401	$175
Net (loss) income allocable to Limited Partners	$(3,118)	$(1,064)	$(454)	$361	$137
Net (loss) income per Unit	$(37.16)	$(12.68)	$(5.59)	$4.91	$1.87
Total assets	$65,960	$70,766	$72,718	$76,939	$79,354
Long-term obligations	$52,713	$53,651	$54,539	$55,380	$56,175
Cash distributions per Unit	$—	$—	$31.74	$27.60	$24.48

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the years ended December 31, 2008, 2007 and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2010 the Partnership has thirteen properties which consisted of nine office buildings and four retail buildings.

Overview

Leasing activities

During 2010, management executed six new leases totaling 21,560 square feet of space and renewed fourteen leases totaling 85,962 square feet.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Rental revenue and other increased by $381,000, or 3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to several factors. Income included $1,407,000 related to a tenant who defaulted on their lease at Three Carnegie Plaza based on the agreement described below and the retention of the security deposit. The lease was for approximately 18,000 square feet and had eight years of remaining term, to end on July 31, 2018. As part of the agreement the former tenant agreed to pay a total of $1,570,000, of which $1,250,000 was due and was received in October 2010. The remaining balance of $320,000 was due to be paid over four annual installments beginning October 1, 2011 and continuing through October 1, 2014. However the Partnership subsequently reached agreement with the former tenant to receive a discounted amount of $296,000, in December 2010, in satisfaction of the balance due. Netted against the one-time settlement amount was a $178,000 write off related to remaining straight line rent balance. Offsetting this net increase in revenue was the lost fourth quarter revenue due to the default of $110,000. The impact that this default will have on future results is dependent upon the length of time it will take to lease up the space together with the rental rates achieved. Presently, the space remains vacant. The annual rental revenue that would have been recognized over the remaining lease was $438,000.

Also contributing to the rental revenue variance from the prior year was the partial lease up of Three Parkside, which was unoccupied during all of 2009 but has been 28% occupied since May 2010 resulting in $171,000 of rental revenue for the year ended December 31, 2010. The increased revenue associated with Three Carnegie and Three Parkside was partially offset by lower revenues at a number of properties, due to occupancy declines combined with decreases in rental rates upon tenant renewals. The most significant being One Carnegie, Two Parkside and One Parkside, where average occupancy fell from 92% to 71% ,100% to 93% and 81% to 72%, respectively, when comparing 2009 to 2010. These declines in occupancy resulted in lower rental revenues compared to prior year of $456,000, $305,000 and $193,000, respectively.

Tenant reimbursements decreased by $255,000, or 22%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease was primarily due to decreases in recoveries at Two Parkside, One Parkside and One Carnegie. The decrease at Two Parkside is due to establishing new base years for the two tenants who renewed during 2009 with the result that they will not be billed for tenant reimbursements until the following year. Similarly the decrease at One Parkside is due to establishing a new base year for a tenant who renewed during 2010, combined with lower occupancy. The decrease at One Carnegie related to decreased occupancy together with a credit due to a tenant due to decreased operating expenses.

Expenses

Property operating expenses decreased $233,000, or 3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, due to decreases in repairs and maintenance costs and property taxes of $139,000 and $134,000, respectively. The reduction in property taxes was due to the reversal of a prior year accrual for supplemental taxes that were not paid, related to Brier Corporate Center. These reductions were partially offset by increased operating expenses at Three Parkside which was unoccupied throughout 2009 but is now 28% occupied.

Depreciation and amortization increased $439,000, or 9%, for the year ended 2010, compared to the year ended 2009, primarily due to the write off of unamortized lease commissions and tenant improvements, associated with Three Carnegie, of $236,000 and $104,000 respectively. In addition depreciation expense was higher than in the prior year due to depreciation of tenant improvements placed into service during 2010 primarily at Three Parkside.

The provision for impairment of $2,300,000 for the year ended December 31, 2010 relates to Three Parkside. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no impairment provisions recorded in the fourth quarter of 2010 or the full years of 2009 and 2008.

General and administrative expenses decreased by $55,000, or 6%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to lower tax and license fee payments, audit fees and legal fees of $24,000, $22,000 and $27,000, respectively. Tax and license fee payments and legal fees are lower due to 2009 including certain one time fees, including legal costs associated with a proposed rapid transportation project, not incurred in 2010. The lower audit fees are related to the SEC’s decision to exempt smaller companies from Sarbanes Oxley external auditor testing requirements, now made permanent by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. This variance was partially offset by higher investor relations related expenses of $23,000, due to higher expense reimbursements.

Non-operating income / expenses

Interest expense decreased $51,000, or 2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, due to a reduction in the balances of the loans due to amortization.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Rental revenue and other increased $376,000, or 3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Rental revenue and other increased due to increases in occupancy and rental rates at some of the Partnership’s properties which was partially offset by decreases in occupancy at others.

Tenant reimbursements increased $97,000, or 9%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in recoveries correlates with an increase in operating expenses.

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

General and administrative expenses decreased by $90,000 or 9% for the year ended 2009, compared to the year ended 2008, primarily due to lower investor relations related expenses of $71,000. Additionally, asset management fees and tax fees decreased by $42,000 and $48,000, respectively, partially offset by higher audit fees, legal fees and business tax and license fees of $31,000, $21,000 and $24,000 respectively.

Non-operating income / expenses

Interest and other income decreased $131,000, or 91%, during 2009, compared to 2008, primarily due to both lower interest rates and lower investment balances during 2009.

Interest expense decreased $47,000, or 2%, during 2009, compared to 2008, due to a reduction in the balances of the loans due to amortization.

Liquidity and Capital Resources

As of December 31, 2010, the Partnership had cash and cash equivalents of $6,335,000.

The Partnership’s liabilities at December 31, 2010, include two notes payable. The borrowings totaled approximately $52,713,000, collateralized by properties with an aggregate net carrying value of approximately $40,700,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2010 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2010, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2010, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$992	$2,155	$24,504	$25,062	$52,713
Interest on indebtedness	2,895	5,618	5,366	583	14,462

Total	$3,887	$7,773	$29,870	$25,645	$67,175

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2010, the Partnership’s cash provided by operating activities totaled $3,347,000. Net income before depreciation and amortization (including amortization of loan fees) and provision for impairment, was $4,444,000. Other significant operational cash activities included an increase in deferred costs of $594,000 from December 31, 2009 to December 31, 2010, due to lease commissions paid. In addition, a decrease in prepaid rents of $266,000 at December 31, 2010, was due to a lower amount of January 2011 rents received in December 2010 of $345,000, as compared to the balance of January 2010 rents received in December 2009 of $611,000.

Investing Activities

During the year ended December 31, 2010, the Partnership’s cash used in investing activities totaled $1,581,000, which primarily consisted of $1,621,000 of additions to real estate investments for building and tenant improvements primarily at Three Parkside, One Carnegie, One Parkside and Lakeside Tower of $520,000, $332,000, $317,000 and $312,000, respectively.

Financing Activities

During the year ended December 31, 2010, the Partnership’s cash used in financing activities totaled $938,000, representing the principal payments made on the notes payable.

Cash flows

For the year ended December 31, 2010, cash provided by operating activities was $3,347,000, as compared to $2,938,000 for the same period in 2009, an increase of $409,000. The change was due to an increase in net income, after adding back depreciation and amortization, amortization of loan fees, and provision for impairment of $456,000. This increase was partially offset by changes in cash flows related to certain assets and liabilities, primarily prepaid expenses and prepaid rents. For the year ended December 31, 2010, cash used in investing activities was $1,581,000, as compared to cash used in investing activities of $1,099,000 for the same period in 2009. The change was primarily due to higher additions to real estate compared to 2009. For the year ended December 31, 2010, cash used in financing activities was $938,000, as compared to cash used in financing activities of $877,000 for the same period in 2009.

For the year ended December 31, 2009, cash provided by operating activities was $2,938,000, as compared to $4,416,000 for the same period in 2008. The decrease was primarily due to changes in prepaid expenses and other assets and accounts payable and other liabilities. For 2009 these changes decreased cash provided by operating activities by $870,000, whereas in 2008 they increased cash provided by operating activities by $755,000, a variance of $1,625,000. For the year ended December 31, 2009, cash used in investing activities was $1,099,000, as compared to cash used in investing activities of $4,311,000 for the same period in 2008. The change was primarily due to lower additions to real estate due to the completion of Three Parkside in 2008 and lower expenditures for building and tenant improvements. For the year ended December 31, 2009, cash used in financing activities was $877,000, as compared to cash used in financing activities of $3,816,000 for the same period in 2008. The change was primarily due to no distributions being made in 2009.

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

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

Interest Rates

The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$478	$504	$532	$562	$22,690	$—	$24,766
Collateralized fixed rate debt at 5.61%	514	544	575	609	643	25,062	27,947

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 67, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2010, all such ownership reports were filed on a timely basis.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	11,565 Units	13.78%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	*

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)	*

*	Less than 1 percent

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

During the years ended December 31, 2010 and 2009 no distributions were made to the General Partner. In both 2010 and 2009, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2010 and 2009, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2010 and 2009.

Director Independence

The Partnership has no officers or directors. Information on Mr. Stephenson, one of the general partners of the Partnership and Director, President, Chief Executive Officer and Chief Financial Officer of the other general partner of the Partnership, is provided in the first paragraph of Item 10. Mr. Stephenson is not “independent” within the meaning of relevant SEC and stock exchange definitions of the term.

The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 12 herein, “Security Ownership of Certain Beneficial Owners.”

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Partnership was billed $116,000 and $125,000 for audit services rendered by its current principal accountant during the fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2010 and 2009.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Partners’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010 and Notes thereto

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

RANCON REALTY FUND V, a California Limited Partnership

	By:	Rancon Financial Corporation a California corporation its General Partner

Date: March 29, 2011	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, President

Date: March 29, 2011	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, General Partner

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

March 29, 2011

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 29, 2011

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except units outstanding)

	2010	2009
Assets
Investments in real estate:
Rental properties	$80,825	$83,672
Accumulated depreciation	(28,233)	(25,941)

Rental properties, net	52,592	57,731

Land held for development	1,494	1,494

Total investments in real estate	54,086	59,225
Cash and cash equivalents	6,335	5,507
Note and accounts receivable, net	155	70
Deferred costs, net of accumulated amortization of $2,154 and $2,234 December 31, 2010 and 2009, respectively	2,202	2,802
Prepaid expenses and other assets	3,182	3,162

Total assets	$65,960	$70,766

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$52,713	$53,651
Accounts payable and other liabilities	751	843
Tenant and building improvements payable	—	46
Prepaid rent	345	611

Total liabilities	53,809	55,151

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(1,777)	(1,431)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2010 and 2009	13,928	17,046

Total partners’ equity	12,151	15,615

Total liabilities and partners’ equity	$65,960	$70,766

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

(in thousands, except per unit amounts and units outstanding)

	2010	2009	2008
Operating revenue
Rental revenue and other	$14,133	$13,752	$13,376
Tenant reimbursements	907	1,162	1,065

Total operating revenue	15,040	14,914	14,441

Operating expenses
Property operating expenses	6,809	7,042	6,300
Depreciation and amortization	5,528	5,089	4,674
Provision for impairment	2,300	—	—
General and administrative	843	898	988

Total operating expenses	15,480	13,029	11,962

Operating (loss) income	(440)	1,885	2,479

Interest and other income	5	13	144
Interest expense (including amortization of loan fees)	(3,029)	(3,080)	(3,127)

Net loss	$(3,464)	$(1,182)	$(504)

Basic and diluted net loss per limited partnership unit	$(37.16)	$(12.68)	$(5.59)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2007	$(961)	$21,227	$20,266
Net loss	(50)	(454)	(504)
Distributions ($31.74 per limited partnership unit)	(313)	(2,663)	(2,976)

Balance (deficit) at December 31, 2008	(1,324)	18,110	16,786
Net loss	(118)	(1,064)	(1,182)
Partial return of distribution	11	—	11

Balance (deficit) at December 31, 2009	(1,431)	17,046	15,615
Net loss	(346)	(3,118)	(3,464)

Balance (deficit) at December 31, 2010	$(1,777)	$13,928	$12,151

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,464)	$(1,182)	$(504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,528	5,089	4,674
Amortization of loan fees, included in interest expense	80	81	81
Provision for impairment of real estate	2,300	—	—
Changes in certain assets and liabilities:
Accounts receivable	(125)	(46)	289
Deferred costs	(594)	(459)	(774)
Prepaid expenses and other assets	(20)	(652)	224
Accounts payable and other liabilities	(92)	(218)	531
Prepaid rent	(266)	325	(105)

Net cash provided by operating activities	3,347	2,938	4,416

Cash flows from investing activities:
Additions to real estate investments	(1,621)	(1,134)	(4,342)
Payments received from tenant improvement note receivable	40	35	31

Net cash used in investing activities	(1,581)	(1,099)	(4,311)

Cash flows from financing activities:
Note payable principal payments	(938)	(888)	(841)
Payment of deferred loan fees	—	—	1
Distributions to limited partners	—	—	(2,663)
Return from / (distributions to) General Partner	—	11	(313)

Net cash used in financing activities	(938)	(877)	(3,816)

Net increase (decrease) in cash and cash equivalents	828	962	(3,711)
Cash and cash equivalents at beginning of year	5,507	4,545	8,256

Cash and cash equivalents at end of year	$6,335	$5,507	$4,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,949	$2,999	$3,046

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,122	$1,977	$920

Write-off of fully amortized deferred costs	$1,275	$660	$216

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$—	$46	$—

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2010, the Partnership has thirteen properties consisting of nine office properties, a 25,000 square foot (unaudited) health club, two restaurants and a retail space.

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

As of December 31, 2010, there were 83,898 limited partnership interest (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership agreement.

Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners or the General Partner would have, as a result of an allocation of cumulative net losses, a deficit balance in their capital accounts, then net losses shall not be allocated to the limited partners or General Partner, as the case may be, so as to create a capital account deficit, but such losses shall be allocated to the limited partners or General Partner with positive capital account balances until the positive capital account balances of such other partners are reduced to zero. However, if deficits are the result of cumulative distributions in excess of earnings, losses will continue to be allocated to the General Partner. Capital accounts shall be determined after taking into account all other allocations and distributions for the fiscal year.

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

December 31, 2010, 2009 and 2008

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

Note 2.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2010 and 2009, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2010, 2009 and 2008. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded impairment charges related to rental properties of $2,300,000, $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2010, there was no impairment of the Partnership’s land held for development.

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2010 and 2009, respectively.

	2010	2009	2008
Rental Properties	$2,300	$—	$—

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

December 31, 2010, 2009 and 2008

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

Fair Value Measurements as of December 31, 2010 and 2009

(in thousands of dollars)

	2010		2009
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties	$3,395	$3,395	$—	$—

Cash and Cash Equivalents

The Partnership considers short-term investments with an original maturity of three months or less at the time of investment to be cash and cash equivalents.

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

December 31, 2010, 2009 and 2008

Net Income (loss) Per Limited Partnership Unit

Net income (loss) per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU for the year ended December 31, 2008.

Net (loss) per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2010		2009		2008
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Loss Allocation:

Distributed income	$—	$—	$—	$—	$313	$2,663

Allocation of excess	(346)	(3,118)	(118)	(1,064)	(348)	(3,132)

Net loss	$(346)	$(3,118)	$(118)	$(1,064)	$(35)	$(469)

Weighted average number of limited partnership units outstanding during each year		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(37.16)		$(12.68)		$(5.59)

The calculation of net (loss) per Unit assumes that the (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation. The calculation of net (loss) per unit does not assume a liquidation in the periods presented and therefore the net (loss) per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore deficits.

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

Concentration risk

One tenant, operating within the aerospace industry, represented 15% of operating revenue for the years ended December 31, 2010, 2009 and 2008.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 3.         INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	56,284	58,644
Building and tenant improvements	16,061	16,548

	80,825	83,672
Less: accumulated depreciation	(28,233)	(25,941)

Total rental properties, net	$52,592	$57,731

As of December 31, 2010, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no impairment provisions recorded in the years ended December 31, 2009 and 2008.

The impairment charge disclosed above does not impact the Partnership’s liquidity, cost and availability of credit or affect the Partnership’s compliance with its various financial covenants under its credit facilities.

In 2010 and 2009, fully depreciated building and tenant improvements of $2,122,000 and $1,977,000, respectively, were removed from the balances of such accounts.

Note 4.         LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land held for development
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of December 31, 2010 and December 31, 2009)	$451	$451
Land held for development (approximately 4.1 acres of land both as of December 31, 2010 and December 31, 2009)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000 at both December 31, 2010 and 2009. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 5.         NOTES PAYABLE

Notes payable as of December 31, 2010 and 2009, were as follows (in thousands):

	2010	2009
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,766	$25,218

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,947	28,433

Total notes payable	$52,713	$53,651

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities of the Partnership’s notes payable as of December 31, 2010, are as follows (in thousands):

2011	$992
2012	1,048
2013	1,107
2014	1,171
2015	23,333
Thereafter	25,062

Total	$52,713

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 6.         RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2010. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC, the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with ownership of the partnership, as described below. The terms and conditions of the Agreement remained unchanged. The Partnership continued to engage Glenborough LLC to perform services for the following fees:

	2010	2009	2008
(i) property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$369,000	$368,000	$458,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	49,000	117,000	73,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	258,000	300,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	227,000	263,000	295,000
(v) a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—
(vi) a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets excluding	—	—	—
the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project
(viii) data processing fees which were included in property operating expenses and general and administrative expenses in the accompanying consolidated statements of operations	103,000	87,000	79,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	34,000	24,000	20,000

As of December 31, 2009, Glenborough Fund XV LLC (“Fund XV”), an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units, all of which were purchased from unaffiliated third parties. As noted above, on October 1, 2010 Glenborough Holdings, the parent company of Fund XV, transferred all of its interest in the partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2010, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2010, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8.         LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$10,855
2012	9,867
2013	8,140
2014	7,119
2015	6,076
Thereafter	7,197

Total	$49,254

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 9.         TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2010, 2009, and 2008, of the net (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2010	2009	2008
Net loss as reported in the accompanying consolidated financial statements	$(3,464)	$(1,182)	$(504)
Financial reporting depreciation in excess of tax reporting depreciation*	1,886	1,929	1,728
Provision for impairment	2,300	—	—
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(31)	(770)	653

Net income (loss) for federal income tax purposes*	$691	$(23)	$1,877

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Partners’ equity as reported in the accompanying consolidated financial statements	$12,151	$15,615
Provision for impairment of investments in real estate	5,943	3,643
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *	32,246	30,391

Partners’ equity for federal income tax purposes*	$48,353	$47,662

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 10.         UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010

Operating Revenue
Rental revenue and other	$3,315	$3,285	$3,174	$4,358
Tenant reimbursements	247	174	275	211

Total operating revenue	3,562	3,459	3,449	4,569

Operating Expenses
Property operating	1,552	1,638	2,110	1,508
Depreciation and amortization	1,250	1,258	1,609	1,411
Provision for impairment	—	—	2,300	—
General and administrative	260	198	191	194

Total operating expenses	3,062	3,094	6,210	3,113

Operating income (loss)	500	365	(2,761)	1,456

Interest and other income	2	1	1	1
Interest expense	(762)	(752)	(763)	(752)
Net (loss) income	$(260)	$(386)	$(3,523)	$705

Basic and diluted (loss) income per limited partnership unit: *	$(2.79)	$(4.14)	$(37.80)	$7.57

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to		Cost Capitalized Subsequent		Gross Amount Carried
			Partnership		to Acquisition		at December 31, 2010
				Buildings				Buildings			Date		Life
				and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances		Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over
Rental Properties:
Commercial Office -
One Carnegie Plaza	(b	)	$1,583	$—	$9,358	$—	$1,583	$9,358	$10,941	$4,487	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(c	)	873	—	4,593	—	873	4,593	5,466	2,553	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II	(b	)	544	—	3,461	—	544	3,461	4,005	1,779	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(b	)	834	—	10,346	—	834	10,346	11,180	5,286	Mar-88	6/3/85	3-40 yrs.
One Parkside	(c	)	529	—	6,221	—	529	6,221	6,750	2,676	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(700)	—	(65)	(635)	(700)	—
Two Parkside	(c	)	330	—	7,624	—	1,319	6,635	7,954	2,156	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(36)	—	—	—	(36)	—	(36)	—
Three Carnegie			480	—	10,532	—	480	10,532	11,012	2,317		6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(20)	—	—	—	(20)	—	(20)	—
Brier Corporate Center	(c	)	651	—	15,870	—	651	15,870	16,521	3,966	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(436)	—	—	(436)	(436)	—
Three Parkside			—	—	5,920	—	—	5,920	5,920	403	May-07	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(2,300)		—	(2,300)	(2,300)	—
Commercial Office -
Bally’s Health Club	(b	)	786	—	3,096	—	786	3,096	3,882	1,828	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse	(b	)	—	—	835	—	161	674	835	234	Jan-96
Palm Court Retail #3	(b	)	249	—	800	—	249	800	1,049	299	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate			—	—	(131)	—	—	(131)	(131)	—
Pat & Oscar’s	(b	)	341	—	548	—	889	—	889	249	Nov-03	6/3/85	15-40 yrs.

	52,713		7,144	—	73,681	—	8,480	72,345	80,825	28,233

Land held for development:
0.3 acres	—		166	—	285	—	451	—	451	—	N/A	6/3/85	N/A
4.1 acres	—		1,500	—	363	—	1,863	—	1,863	—	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,666	—	(172)	—	1,494	—	1,494	—

TOTAL	$52,713		$8,810	$—	$73,509	$—	$9,974	$72,345	$82,319	$28,233

(a)	The aggregate cost of land and buildings for federal income tax purposes is $111,431 (unaudited).
(b)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail III and Pat & Oscars are collateral for debt in the aggregate amount of $24,766.
(c)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $27,947.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Investments in real estate:
Balance at beginning of year	$85,166	$86,009	$82,913
Additions during year	1,575	1,134	4,016
Provision for impairment	(2,300)	—	—
Write-off of fully depreciated rental property	(2,122)	(1,977)	(920)

Balance at end of year	$82,319	$85,166	$86,009

Accumulated Depreciation:

Balance at beginning of year	$25,941	$23,505	$20,418
Additions charged to expense	4,414	4,413	4,007
Write-off of fully depreciated rental property	(2,122)	(1,977)	(920)

Balance at end of year	$28,233	$25,941	$23,505

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

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