Form 10-Q
period 2011-03-31
RANCON REALTY FUND V
filed 2011-05-13
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Rental properties	$79,246	$80,825
Accumulated depreciation	(27,605)	(28,233)

Rental properties, net	51,641	52,592

Land held for development	1,494	1,494

Total investments in real estate	53,135	54,086

Cash and cash equivalents	6,138	6,335
Accounts receivable, net	44	155
Deferred costs, net of accumulated amortization of $1,937 and $2,154 as of March 31, 2011 and December 31, 2010, respectively	2,168	2,202
Prepaid expenses and other assets	3,522	3,182

Total assets	$65,007	$65,960

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$52,470	$52,713
Accounts payable and other liabilities	631	751
Prepaid rent	340	345

Total liabilities	53,441	53,809

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(1,836)	(1,777)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2011 and December 31, 2010	13,402	13,928

Total partners’ equity	11,566	12,151

Total liabilities and partners’ equity	$65,007	$65,960

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenue
Rental revenue and other	$2,932	$3,315
Tenant reimbursements	219	247

Total operating revenue	3,151	3,562

Operating expenses
Property operating expenses	1,526	1,552
Depreciation and amortization	1,214	1,250
General and administrative	248	260

Total operating expenses	2,988	3,062

Operating income	163	500

Interest and other income	1	2
Interest expense (including amortization of loan fees)	(749)	(762)

Net loss	$(585)	$(260)

Basic and diluted net loss per limited partnership unit	$(6.27)	$(2.79)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2011

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2010	$(1,777)	$13,928	$12,151
Net loss	(59)	(526)	(585)

Balance (deficit) at March 31, 2011	$(1,836)	$13,402	$11,566

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(585)	$(260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,214	1,250
Amortization of loan fees, included in interest expense	21	20
Changes in certain assets and liabilities:
Accounts receivable	111	(51)
Deferred costs	(174)	(44)
Prepaid expenses and other assets	(340)	(235)
Accounts payable and other liabilities	(120)	(35)
Prepaid rent	(5)	(434)

Net cash provided by operating activities	122	211

Cash flows from investing activities:
Additions to real estate investments	(76)	(293)
Payments received from tenant improvement note receivable	—	10

Net cash used in investing activities	(76)	(283)

Cash flows from financing activities:
Notes payable principal payments	(243)	(229)

Net cash used in financing activities	(243)	(229)

Net decrease in cash and cash equivalents	(197)	(301)

Cash and cash equivalents at beginning of period	6,335	5,507

Cash and cash equivalents at end of period	$6,138	$5,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$728	$742

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,655	$68

Write-off of fully amortized deferred costs	$424	$63

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

As of March 31, 2011, there were 83,898 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2011 and December 31, 2010, and the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2011 and 2010 and cash flows of the Partnership for the three months ended March 31, 2011 and 2010. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2011 and December 31, 2010, and the related consolidated statements of operations for the three months ended March 31, 2011 and 2010, the consolidated statement of partners’ equity for the three months ended March 31, 2011 and the consolidated statement of cash flows for the three months ended March 31, 2011 and 2010.

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

Cash and Cash Equivalents

The Partnership considers short-term investments with an original maturity of ninety days or less at the time of investment to be cash and cash equivalents.

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

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2011		March 31, 2010
	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net loss	$(59)	$(526)	$(26)	$(234)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898
Basic and diluted loss per limited partnership unit		$(6.27)		$(2.79)

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

Income Taxes

No provision for income taxes is included in the accompanying consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net (loss) income and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest and property taxes and rental income and loss recognition.

Concentration Risk

One tenant, operating within the aerospace industry, represented 18% and 16% of rental revenue for the three months ended March 31, 2011 and March 31, 2010, respectively.

Reference to 2010 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2010 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	56,283	56,284
Building and tenant improvements	14,483	16,061

	79,246	80,825
Less: accumulated depreciation	(27,605)	(28,233)

Total rental properties, net	$51,641	$52,592

As of March 31, 2011, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	March 31, 2011	December 31, 2010
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of March 31, 2011 and December 31, 2010)	$451	$451
Land held for development (approximately 4.1 acres of land as of March 31, 2011 and December 31, 2010)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,649	$24,766
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,821	27,947

Total notes payable	$52,470	$52,713

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of March 31, 2011, are as follows (in thousands):

2011	$749
2012	1,048
2013	1,107
2014	1,171
2015	23,333
Thereafter	25,062

Total	$52,470

Note 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”), the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with its ownership interest in the Partnership, as described below. The terms and conditions of the Agreement remain unchanged. The Partnership continues to engage Glenborough LLC to perform services for the following fees:

	Three Months Ended
	March 31, 2011	March 31, 2010
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$79,000	$85,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	14,000	9,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	62,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	62,000	10,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which would be included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	29,000	24,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	9,000	9,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2011, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2011 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2010 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2011, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 709,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,275
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,698
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076

Total		751,801

As of March 31, 2011, the weighted average occupancy of the thirteen properties was 72%.

Land

As of March 31, 2011, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenue

Rental revenue and other decreased by $383,000, or 12%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to a decline in average occupancy. The main declines in occupancy were at Three Carnegie, Two Parkside, and One Parkside, where occupancy fell from 95% to 52%, 100% to 71% and from 81% to 61%, respectively, from the first quarter of 2010 to the first quarter of 2011. These occupancy declines accounted for $150,000, $117,000 and $96,000 of the reduction in revenue, respectively.

Tenant reimbursements decreased $28,000, or 11% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which correlates with the decrease in occupancy described above.

Expenses

Property operating expenses decreased $26,000, or 2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to lower janitorial, insurance and repairs and maintenance expenses, partially offset by higher utilities. The lower janitorial costs primarily relate to lower occupancy, while lower insurance costs reflect a reduction in earthquake insurance premiums. The decreased repairs and maintenance costs are primarily due to lower maintenance association dues. The increase in utility costs was primarily due to weather related higher usage.

Depreciation and amortization decreased $36,000, or 3%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease was primarily due to several assets being fully depreciated as at December 31, 2010, most notably at Two Parkside.

General and administrative expenses decreased by $12,000, or 5%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease is due to a decrease in investor relations expenses of $18,000.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $6,138,000.

As of March 31, 2011, our liabilities include two notes payable with total borrowing of $52,470,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $43,938,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2011 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the three months ended March 31, 2011, cash provided by operating activities was $122,000, compared to cash provided by operating activities of $211,000 for the same period in 2010. This decrease was primarily due to an increase in net loss combined with changes in certain assets and liabilities, notably prepaid rents and accounts receivable. For the three months ended March 31, 2011, cash used in investing activities was $76,000, as compared to cash used in investing activities of $283,000 for the same period in 2010, due to lower capital spending. The majority of the spending during the first quarter of 2011 was for tenant improvements at Lakeside Tower, while in 2010 the spending related to tenant improvements at Three Parkside. For the three months ended March 31, 2011, cash used for financing activities was $243,000, as compared to cash used for financing activities of $229,000 for the same period in 2010, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2011, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2011, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$749	$2,155	$24,504	$25,062	$52,470
Interest on indebtedness	2,166	5,618	5,366	583	13,733

Total	$2,915	$7,773	$29,870	$25,645	$66,203

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$361	$504	$532	$562	$22,690	$—	$24,649
Collateralized fixed rate debt at 5.61%	388	544	575	609	643	25,062	27,821

As of March 31, 2011, we had cash and cash equivalents of $6,138,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

RANCON REALTY FUND V,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 13, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 13, 2011	By:	/s/ Daniel L. Stephenson
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