Form 10-Q
period 2011-09-30
RANCON REALTY FUND V
filed 2011-11-15
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Investments in real estate:
Rental properties	$79,108	$80,825
Accumulated depreciation	(28,831)	(28,233)

Rental properties, net	50,277	52,592
Land held for development	1,494	1,494

Total investments in real estate	51,771	54,086
Cash and cash equivalents	5,586	6,335
Accounts receivable, net	164	155
Deferred costs, net of accumulated amortization of $1,925 and $2,154 as of September 30, 2011 and December 31, 2010, respectively	2,120	2,202
Prepaid expenses and other assets	3,600	3,182

Total assets	$63,241	$65,960

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$51,974	$52,713
Accounts payable and other liabilities	1,063	751
Prepaid rent	332	345

Total liabilities	53,369	53,809

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,005)	(1,777)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2011 and December 31, 2010	11,877	13,928

Total partners’ equity	9,872	12,151

Total liabilities and partners’ equity	$63,241	$65,960

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue
Rental revenue and other	$2,876	$3,174	$8,731	$9,773
Tenant reimbursements	205	275	485	696

Total operating revenue	3,081	3,449	9,216	10,469

Operating expenses
Property operating expenses	1,898	2,110	4,918	5,300
Depreciation and amortization	1,247	1,609	3,641	4,117
Provision for impairment	—	2,300	—	2,300
General and administrative	225	191	708	649

Total operating expenses	3,370	6,210	9,267	12,366

Operating loss	(289)	(2,761)	(51)	(1,897)
Interest and other income	—	1	9	4
Interest expense (including amortization of loan fees)	(742)	(763)	(2,237)	(2,277)

Net loss	$(1,031)	$(3,523)	$(2,279)	$(4,170)

Basic and diluted net loss per limited partnership unit	$(11.06)	$(37.80)	$(24.45)	$(44.73)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2011

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2010	$(1,777)	$13,928	$12,151
Net loss	(228)	(2,051)	(2,279)

Balance (deficit) at September 30, 2011	$(2,005)	$11,877	$9,872

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,279)	$(4,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,641	4,117
Amortization of loan fees, included in interest expense	61	60
Provision for impairment of real estate	—	2,300
Changes in certain assets and liabilities:
Accounts receivable	(9)	(444)
Deferred costs	(473)	(378)
Prepaid expenses and other assets	(418)	(36)
Accounts payable and other liabilities	312	316
Prepaid rent	(13)	(279)

Net cash provided by operating activities	822	1,486

Cash flows from investing activities:
Additions to real estate investments	(832)	(1,117)
Payments received from tenant improvement note receivable	—	29

Net cash used in investing activities	(832)	(1,088)

Cash flows from financing activities:
Notes payable principal payments	(739)	(699)

Net cash used in financing activities	(739)	(699)

Net decrease in cash and cash equivalents	(749)	(301)
Cash and cash equivalents at beginning of period	6,335	5,507

Cash and cash equivalents at end of period	$5,586	$5,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,177	$2,217

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$2,549	$715

Write-off of fully amortized deferred costs	$784	$725

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

As of September 30, 2011, there were 83,898 Units (“Units”) outstanding.

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

All excess cash from operations shall be distributed 90% to the limited partners and 10 % to the General Partner.

All cash from sales or refinancing and any other cash determined by the General Partner to be available for distribution other than cash from operations shall be distributed in the following order of priority: (i) first, 1% to the General Partner and 99% to the limited partners in proportion to the outstanding positive amounts of Adjusted Invested Capital (as defined in the Partnership Agreement) for each of their Units until Adjusted Invested Capital (as defined in the Partnership Agreement) for each Unit is reduced to zero; (ii) second, 1% to the General Partner and 99% to the limited partners until each of the limited partners has received an amount which, including cash from operations previously distributed to the limited partners equals a 12% annual cumulative non-compounded return on the Adjusted Invested Capital (as defined in the Partnership Agreement) of their Units plus such limited partners’ Limited Incremental Preferential Return (as defined in the Partnership Agreement), if any, with respect to each such Unit, on the Adjusted Investment Capital (as defined in the Partnership Agreement) of such Units for the twelve month period following the date upon which such Unit was purchased from the Partnership and following the admission of such limited partner (iii) third, 99% to the General Partner and 1% to the limited partners, until the General Partner has received an amount equal to 20% of all distributions of cash from sales or refinancing: (iv) the balance, 80% to the limited partners, pro rata in proportion to the number of Units held by each, and 20% to the General Partner.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2011 and December 31, 2010, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2011 and 2010 and cash flows of the Partnership for the nine months ended September 30, 2011 and 2010. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2011 and December 31, 2010, and the related consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the consolidated statement of partners’ equity for the nine months ended September 30, 2011 and the consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Real Estate Impairment Charges

The Partnership conducted a comprehensive review of all real estate assets in accordance with guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, one of the Partnership’s real estate assets was written down to fair value and a non-cash impairment charge was recognized for the three and nine months ended September 30, 2010.

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the three and nine month periods ended September 30, 2011 and 2010, respectively.

	September 30, 2011	September 30, 2010
Rental Properties	$—	$2,300

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
(Loss) Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Net loss	$(103)	$(928)	$(352)	$(3,171)	$(228)	$(2,051)	$(417)	$(3,753)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(11.06)		$(37.80)		$(24.45)		$(44.73)

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

Concentration Risk

One tenant, operating within the aerospace industry, represented 18% and 16% of rental revenue for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Reference to 2010 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2010 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	56,276	56,284
Building and tenant improvements	14,352	16,061

	79,108	80,825
Less: accumulated depreciation	(28,831)	(28,233)

Total rental properties, net	$50,277	$52,592

As of September 30, 2011, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	September 30, 2011	December 31, 2010
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of September 30, 2011 and December 31, 2010)	$451	$451
Land held for development (approximately 4.1 acres of land as of September 30, 2011 and December 31, 2010)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,411	$24,766
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,563	27,947

Total notes payable	$51,974	$52,713

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of September 30, 2011, are as follows (in thousands):

2011	$168
2012	1,043
2013	1,103
2014	1,165
2015	1,232
Thereafter	47,263

Total	$51,974

Note 6.	RELATED PARTY TRANSACTIONS

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

	Nine Months Ended
	September 30, 2011	September 30, 2010
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$272,000	$254,000
(ii) a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	49,000	18,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	159,000	129,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in the deferred costs on the accompanying consolidated balance sheets	—	—
(vii) a development fee equal to 5% of the hard costs of the development project which would be included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets, excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	86,000	75,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	28,000	26,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2011, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2011 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2011, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 709,000 square feet are office space, and 43,000 square feet are retail space.

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

As of September 30, 2011, the weighted average occupancy of the thirteen properties was 74%.

Land

As of September 30, 2011, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010

Revenue

Rental revenue and other decreased by $298,000, or 9%, and $1,042,000, or 11% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, due to a decline in overall occupancy from 79% at September 30, 2010 to 74% at September 30, 2011. The main declines in occupancy were at Carnegie Business Center II, Three Carnegie, One Parkside, and Two Parkside. Average occupancy for these properties for the first nine months of 2011 compared to the first nine months of 2010 fell from 94% to 69%, 88% to 59%, 78% to 61%, and 100% to 82%, respectively. As a result revenues at these properties decreased by $194,000, $293,000, $229,000, and $208,000, respectively, when comparing the two nine month periods.

Tenant reimbursements decreased $70,000, or 25% and $211,000, or 30% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The decrease was throughout the properties and was due to several factors including declines in occupancy, lower expenses, credits related to prior year operating expenses and the establishment of new base years with the result that reimbursements will not be due until later in 2011.

Expenses

Property operating expenses decreased $212,000, or 10% and $382,000, or 7% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The decrease was primarily due to lower repairs and maintenance, insurance and janitorial expenses. The lower janitorial costs primarily relate to lower occupancy, while lower insurance costs reflect a reduction in earthquake insurance premiums. The decreased repairs and maintenance costs are primarily due to lower maintenance association dues.

Depreciation and amortization decreased $362,000, or 22%, and $476,000, or 12% for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. The decrease was primarily due to several assets being fully depreciated as at December 31, 2010, most notably at Three Carnegie and Two Parkside.

The provision for impairment of $2,300,000 in both the three and nine months ended September 30, 2010 represents the result of an impairment analysis performed, as described in Note 2, related to Three Parkside. There were no impairment provisions recorded in 2011. The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates.

General and administrative expenses increased by $34,000, or 18%, and $59,000, or 9% for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. The increase for both periods is primarily due to legal expenses associated with the SBX light rail project, partially offset by lower investor relations expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $5,586,000.

As of September 30, 2011, our liabilities include two notes payable with total borrowing of $51,974,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $42,805,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2011 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2011, cash provided by operating activities was $822,000, as compared to cash provided by operating activities of $1,486,000 for the same period in 2010. This decrease was primarily due to a decrease in revenues combined with changes in certain assets and liabilities, notably prepaid expenses and prepaid rents. For the nine months ended September 30, 2011, cash used in investing activities was $832,000, as compared to cash used in investing activities of $1,088,000 for the same period in 2010, due to lower capital spending. The majority of the spending during 2011 was for tenant improvements at Lakeside Tower and Two Parkside, while in 2010 the spending related to tenant improvements at Three Parkside. For the nine months ended September 30, 2011, cash used for financing activities was $739,000, as compared to cash used for financing activities of $699,000 for the same period in 2010, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of September 30, 2011, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of September 30, 2011, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Collateralized mortgage loans	$1,034	$2,247	$48,693	$—	$51,974
Interest on indebtedness	2,853	5,527	3,790	—	12,170

Total	$3,887	$7,774	$52,483	$—	$64,144

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$81	$502	$530	$560	$591	$22,147	$24,411
Collateralized fixed rate debt at 5.61%	$87	$541	$573	$605	$641	$25,116	$27,563

As of September 30, 2011, we had cash and cash equivalents of $5,586,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 15, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 15, 2011	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.