Form 10-K
period 2011-12-31
RANCON REALTY FUND V
filed 2012-03-30
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2011

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned either by the Partnership or Fund IV. As of December 31, 2011, the Partnership has thirteen properties consisting of nine office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

As of December 31, 2011, there were 83,898 limited partnership units (“Units”) outstanding.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2011 market view report from an independent broker the overall vacancy rate was 23% within the Inland Empire market as of December 31, 2011.

As of December 31, 2011, the Partnership owned thirteen rental properties and approximately 4.4 acres of unimproved land.

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

The office buildings total approximately 709,000 square feet with an average occupancy rate of 71%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2011.

As of December 31, 2011, one tenant occupies substantial portions of leased rental space. This tenant occupies approximately 88,000 square feet of the 752,000 total rentable square feet and accounts for approximately 18.5% of the rental income generated by the Partnership’s properties for the year ended December 31, 2011.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2011 were as follows:

	2011	2010	2009	2008	2007

One Carnegie Plaza	68%	70%	72%	84%	83%
Two Carnegie Plaza	65%	77%	82%	90%	92%
Carnegie Business Center II	36%	92%	100%	100%	85%
Lakeside Tower	84%	85%	72%	79%	80%
One Parkside	61%	61%	81%	81%	94%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail III	100%	100%	100%	100%	100%
Two Parkside	100%	71%	100%	100%	100%
Pat & Oscars	100%	100%	100%	100%	100%
Three Carnegie	61%	74%	95%	94%	75%
Brier Corporate Center	84%	84%	84%	84%	84%
Three Parkside (placed into service January 2009)	28%	28%	0%	N/A	N/A

Weighted average occupancy	73%	76%	82%	88%	87%

Effective January 1, 2012, Brier Corporate Center’s occupancy dropped to 44.67% as a result of the space reduction by a tenant, as discussed further in Item 7. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2011 were as follows:

	2011	2010	2009	2008	2007

One Carnegie Plaza	$21.27	$21.02	$20.90	$20.00	$19.38
Two Carnegie Plaza	$20.81	$18.81	$21.11	$20.38	$19.53
Carnegie Business Center II	$14.98	$16.56	$14.89	$16.04	$15.20
Lakeside Tower	$22.64	$20.50	$23.39	$23.21	$23.12
One Parkside	$15.44	$14.98	$20.95	$21.14	$22.07
Bally’s Health Club	$15.64	$18.19	$18.19	$18.19	$18.19
Outback Steakhouse	$18.43	$16.75	$16.75	$16.75	$16.75
Palm Court Retail III	$21.41	$24.23	$24.23	$24.23	$26.35
Two Parkside	$20.47	$20.55	$9.12	$25.55	$24.88
Pat & Oscars	$19.41	$19.41	$19.41	$17.65	$17.65
Three Carnegie	$17.25	$23.09	$20.80	$22.04	$21.76
Brier Corporate Center	$24.26	$23.67	$23.18	$22.58	$21.41
Three Parkside (Placed into service January 2009)	$29.06	$28.22	0	N/A	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2011:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date

Note payable #1 Seven properties (listed below)	$24,289	Note	5.46%	Principal & Interest	1/1/2016

Note payable #2 Four properties (listed below)	$27,432	Note	5.61%	Principal & Interest	5/1/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie or Three Parkside as of December 31, 2011.

Land

As of December 31, 2011, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not in the future have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for the units of limited partnership interest (“Units”) issued by the Partnership.

Holders

As of December 31, 2011, there were 7,549 holders of Units.

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

There were no distributions during 2011 or 2010.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2011 (in thousands, except per unit of limited partnership interest data):

	2011	2010	2009	2008	2007

Operating revenue	$12,214	$15,040	$14,914	$14,441	$15,306
Net (loss) income	$(3,931)	$(3,464)	$(1,182)	$(504)	$401
Net (loss) income allocable to Limited Partners	$(3,538)	$(3,118)	$(1,064)	$(454)	$361
Net (loss) income per Unit	$(42.17)	$(37.16)	$(12.68)	$(5.59)	$4.91
Total assets	$60,740	$65,960	$70,766	$72,718	$76,939
Long-term obligations	$51,721	$52,713	$53,651	$54,539	$55,380
Cash distributions per Unit	$—	$—	$—	$31.74	$27.60

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

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2011, the Partnership has thirteen properties which consisted of nine office buildings and four retail buildings.

Overview

Leasing activities

During 2011, management executed eight new leases totaling 53,105 square feet of space and renewed eleven leases totaling 46,503 square feet.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Rental revenue and other decreased by $2,614,000, or 18% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Much of this decrease was due to declining overall occupancy from 76% as of December 31, 2010 to 73% as of December 31, 2011. The main decreases in occupancy were at Carnegie Business Center II, One Parkside, Two Carnegie Plaza and Three Carnegie Plaza. The average occupancy at these properties fell in 2011 compared to 2010 as follows: 52% from 92%, 61% from 71%, 69% from 80%, and 55% from 84%, respectively. As a result, revenues of these properties were reduced by $304,000, $222,000, $161,000 and $466,000. Three Carnegie also had lower revenue due to the 2010 receipt of a cancellation fee in the amount of $1,407,000 that was not repeated in 2011. Additionally, at Brier Corporate Center, a tenant downsized, resulting in a write-off of straight line rents of $810,000 which was partially offset by a lease reduction fee of $722,000.

Tenant reimbursements decreased by $212,000, or 23% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was throughout the properties and was due to several factors including declines in occupancy, lower expenses, credits related to prior year operating expenses and the establishment of new base years with the result that reimbursements will not be due until 2012.

Expenses

Property operating expenses decreased $399,000, or 6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, mostly due to decreases in repairs and maintenance costs, earthquake insurance and management fees of $196,000, $97,000, and $63,000 respectively.

Depreciation and amortization increased by $324,000, or 6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary reason for the increase was the write-off of unamortized tenant improvements and lease commissions associated with the downsizing tenant at Brier Corporate Center, of $939,000 and $98,000 respectively. This increase was partially offset by several assets being fully depreciated as of December 31, 2010, most notably at Three Carnegie and Two Parkside which had reductions totaling $452,000 and $315,000 respectively.

There was a provision for impairment of $2,300,000 in 2010 relating to Three Parkside. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no provisions for impairment in 2011.

General and administrative expenses increased by $73,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased legal expenses in 2011 associated with the SBX light rail project, partially offset by lower investor relations expenses.

Non-operating income / expenses

Interest expense decreased $53,000, or 2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to a reduction in the balances of the loans due to amortization.

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

Also contributing to the rental revenue variance from the prior year was the partial lease up of Three Parkside, which was unoccupied during all of 2009 but has been 28% occupied since May 2010 resulting in $171,000 of rental revenue for the year ended December 31, 2010. The increased revenue associated with Three Carnegie and Three Parkside was partially offset by lower revenues at a number of properties, due to occupancy declines combined with decreases in rental rates upon tenant renewals. The most significant being One Carnegie, Two Parkside and One Parkside, where average occupancy fell from 92% to 71%, 100% to 93% and 81% to 72%, respectively, when comparing 2009 to 2010. These declines in occupancy resulted in lower rental revenues compared to prior year of $456,000, $305,000 and $193,000, respectively.

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

The provision for impairment of $2,300,000 for the year ended December 31, 2010 relates to Three Parkside. The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no impairment provisions recorded in the fourth quarter of 2010 or the full year of 2009.

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

Liquidity and Capital Resources

As of December 31, 2011, the Partnership had cash and cash equivalents of $5,773,000.

The Partnership’s liabilities at December 31, 2011, include two notes payable. The borrowings totaled approximately $51,721,000, collateralized by properties with an aggregate net carrying value of approximately $37,184,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2011 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2011, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2011, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$1,048	$2,278	$48,395	$—	$51,721
Interest on indebtedness	2,839	5,496	3,117	—	11,452

Total	$3,887	$7,774	$51,512	$—	$63,173

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Operating Activities

For the year ended December 31, 2011, the Partnership’s cash provided by operating activities totaled $1,856,000. Net income before depreciation and amortization (including amortization of loan fees), was $2,002,000. Other items that had a significant impact on cash provided by operating activities included $521,000 spent on deferred costs, representing lease commissions.

Investing Activities

During the year ended December 31, 2011, the Partnership’s cash used in investing activities totaled $1,426,000, which primarily represented additions to real estate investments for building and tenant improvements primarily at Three Carnegie, Two Parkside, Lakeside Tower, and One Carnegie Plaza of $542,000, $314,000, $286,000 and $133,000, respectively.

Financing Activities

During the year ended December 31, 2011, the Partnership’s cash used in financing activities totaled $992,000, representing the principal payments made on the notes payable.

Cash flows

For the year ended December 31, 2011, cash provided by operating activities was $1,856,000 as compared to $3,347,000 for the same period in 2010, a decrease of $1,491,000. The change was primarily due to a decrease in net income, after adding back depreciation and amortization of loan fees and provision for impairment of $2,442,000, primarily due to the increase in depreciation and amortization and the decrease in both rental revenue and other and tenant reimbursement revenue, net of decreased operating expenses, all of which were previously discussed. This decrease was partially offset by changes in cash flows related to certain assets and liabilities, primarily accounts receivable. For the year ended December 31, 2011, cash used in investing activities was $1,426,000 as compared to $1,581,000 for the same period 2010. The decrease was due to fewer additions to real estate in 2011. For the year ended December 31, 2011, cash used in financing activities was $992,000 as compared to cash used in financing activities of $938,000 for the same period in 2010.

For the year ended December 31, 2010, cash provided by operating activities was $3,347,000, as compared to $2,938,000 for the same period in 2009, an increase of $409,000. The change was due to an increase in net income, after adding back depreciation and amortization, amortization of loan fees, and provision for impairment of $456,000. This increase was partially offset by changes in cash flows related to certain assets and liabilities, primarily prepaid expenses and prepaid rents. For the year ended December 31, 2010, cash used in investing activities was $1,581,000 as compared to cash used in investing activities of $1,099,000 for the same period in 2009. The change was primarily due to higher additions to real estate compared to 2009. For the year ended December 31, 2010, cash used in financing activities was $938,000 as compared with cash used in financing activities of $877,000 for the same period in 2009.

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

The Partnership adopted policies with respect to the fair value assets and liabilities on January 1, 2009. There was no material impact on the Partnership’s financial position, results of operations and cash flows as a result of adoption.

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

Interest Rates

The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$504	$533	$562	$22,690	$—	$—	$24,289
Collateralized fixed rate debt at 5.61%	544	575	608	643	25,062		27,432

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 68, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2011, all such ownership reports were filed on a timely basis.

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

During the years ended December 31, 2011 and 2010 no distributions were made to the General Partner. In both 2011 and 2010, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2011 and 2010, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2011 and 2010.

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

Audit Fees

The Partnership was billed $116,000 for audit services rendered by its current principal accountant during both fiscal years ended December 31, 2011 and 2010.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

Tax Fees

The Partnership did not incur tax fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

All Other Fees

The Partnership did not incur any other fees for services provided by its current principal accountant during the fiscal years ended December 31, 2011 and 2010.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Partners’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011 and Notes thereto

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

RANCON REALTY FUND V, a California Limited Partnership

		By:	Rancon Financial Corporation a California corporation its General Partner

Date:	March 30, 2012	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, President

Date:	March 30, 2012	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, General Partner

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2011.

March 30, 2012

Report of Independent Registered Public Accounting Firm

To The General Partner

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 30, 2012

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except units outstanding)

	2011	2010
Assets
Investments in real estate:
Rental properties	$78,666	$80,825
Accumulated depreciation	(29,775)	(28,233)

Rental properties, net	48,891	52,592

Land held for development	1,494	1,494

Total investments in real estate	50,385	54,086

Cash and cash equivalents	5,773	6,335
Note and accounts receivable, net	125	155
Deferred costs, net of accumulated amortization of $1,938 and $2,154 December 31, 2011 and 2010, respectively	1,917	2,202
Prepaid expenses and other assets	2,540	3,182

Total assets	$60,740	$65,960

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$51,721	$52,713
Accounts payable and other liabilities	723	751
Prepaid rent	76	345

Total liabilities	52,520	53,809

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(2,170)	(1,777)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2011 and 2010	10,390	13,928

Total partners’ equity	8,220	12,151

Total liabilities and partners’ equity	$60,740	$65,960

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

(in thousands, except per unit amounts and units outstanding)

	2011	2010	2009

Operating revenue
Rental revenue and other	$11,519	$14,133	$13,752
Tenant reimbursements	695	907	1,162

Total operating revenue	12,214	15,040	14,914

Operating expenses
Property operating expenses	6,410	6,809	7,042
Depreciation and amortization	5,852	5,528	5,089
Provision for impairment	—	2,300	—
General and administrative	916	843	898

Total operating expenses	13,178	15,480	13,029

Operating (loss) income	(964)	(440)	1,885

Interest and other income	9	5	13
Interest expense (including amortization of loan fees)	(2,976)	(3,029)	(3,080)

Net loss	$(3,931)	$(3,464)	$(1,182)

Basic and diluted net loss per limited partnership unit	$(42.17)	$(37.16)	$(12.68)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	General Partner	Limited Partners	Total

Balance (deficit) at December 31, 2008	$(1,324)	$18,110	$16,786

Net loss	(118)	(1,064)	(1,182)

Partial return of distribution	11	—	11

Balance (deficit) at December 31, 2009	(1,431)	17,046	15,615

Net loss	(346)	(3,118)	(3,464)

Balance (deficit) at December 31, 2010	(1,777)	13,928	12,151

Net loss	(393)	(3,538)	(3,931)

Balance (deficit) at December 31, 2011	$(2,170)	$10,390	$8,220

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,931)	$(3,464)	$(1,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,852	5,528	5,089
Amortization of loan fees, included in interest expense	81	80	81
Provision for impairment of real estate	—	2,300	—
Changes in certain assets and liabilities:
Accounts receivable	30	(125)	(46)
Deferred costs	(521)	(594)	(459)
Prepaid expenses and other assets	642	(20)	(652)
Accounts payable and other liabilities	(28)	(92)	(218)
Prepaid rent	(269)	(266)	325

Net cash provided by operating activities	1,856	3,347	2,938

Cash flows from investing activities:
Additions to real estate investments	(1,426)	(1,621)	(1,134)
Payments received from tenant improvement note receivable	—	40	35

Net cash used in investing activities	(1,426)	(1,581)	(1,099)

Cash flows from financing activities:
Note payable principal payments	(992)	(938)	(888)
Return from / (distributions to) General Partner	—	—	11

Net cash used in financing activities	(992)	(938)	(877)

Net (decrease) increase in cash and cash equivalents	(562)	828	962

Cash and cash equivalents at beginning of year	6,335	5,507	4,545

Cash and cash equivalents at end of year	$5,773	$6,335	$5,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,895	$2,949	$2,999

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$3,585	$2,122	$1,977

Write-off of fully amortized deferred costs	$1,021	$1,275	$660

Supplemental disclosure of non-cash investing activities:

Additions to real estate investments included in construction costs payable	$—	$—	$46

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2011, the Partnership has thirteen properties consisting of nine office properties, a 25,000 square foot (unaudited) health club, two restaurants and a retail space.

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

As of December 31, 2011, there were 83,898 limited partnership interest (“Units”) outstanding.

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

December 31, 2011, 2010 and 2009

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2011 and 2010, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2011, 2010 and 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded impairment charges related to rental properties of $0, $2,300,000, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2011, there was no impairment of the Partnership’s land held for development.

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized on this asset, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2011 and 2010, respectively.

	2011	2010	2009
Rental Properties	$—	$2,300	$—

Fair Value of Investments

The Partnership has adopted policies related to the accounting for fair value measurements. The guidance related to accounting for fair value measurements defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

December 31, 2011, 2010 and 2009

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

Fair Value Measurements as of December 31, 2011 and 2010

(in thousands of dollars)

	2011		2010
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties	$—	$—	$3,395	$3,395

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2011		2010		2009
Loss Allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Distributed income	$—	$—	$—	$—	$—	$—
Allocation of excess	(393)	(3,538)	(346)	(3,118)	(118)	(1,064)

Net loss	$(393)	$(3,538)	$(346)	$(3,118)	$(118)	$(1,064)

Weighted average number of limited partnership units outstanding during each year		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(42.17)		$(37.16)		$(12.68)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation. The calculation of net loss per unit does not assume a liquidation in the periods presented and therefore the net loss per limited partner Unit may be less than what would be realized in a liquidation due to the requirement for the General Partner to restore deficits.

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

Concentration risk

One tenant, operating within the aerospace industry, represented 18% of operating revenue for the year ended December 31, 2011, and 15% for the years ended December 31, 2010 and 2009.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	56,253	56,284
Building and tenant improvements	13,933	16,061

	78,666	80,825
Less: accumulated depreciation	(29,775)	(28,233)

Total rental properties, net	$48,891	$52,592

As of December 31, 2011, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no impairment provisions recorded in the years ended December 31, 2011 and 2009.

The impairment charge disclosed above does not impact the Partnership’s liquidity, cost and availability of credit or affect the Partnership’s compliance with its various financial covenants under its credit facilities.

In 2011, 2010, and 2009 fully depreciated building and tenant improvements of $3,585,000, $2,122,000, and $1,977,000 respectively, were removed from the balances of such accounts.

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land held for development
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of December 31, 2011 and December 31, 2010)	$451	$451
Land held for development (approximately 4.1 acres of land both as of December 31, 2011 and December 31, 2010)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000 at both December 31, 2011 and 2010. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 5. NOTES PAYABLE

Notes payable as of December 31, 2011 and 2010, were as follows (in thousands):

	2011	2010
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,289	$24,766

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,432	27,947

Total notes payable	$51,721	$52,713

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. The notes payable contain debt service coverage ratio covenants.

The annual maturities of the Partnership’s notes payable as of December 31, 2011, are as follows (in thousands):

2012	$1,048
2013	1,108
2014	1,170
2015	23,333
2016	25,062

Total	$51,721

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 6. RELATED PARTY TRANSACTIONS

In May 2006, the Partnership extended its then current Property Management and Services Agreement (the “Agreement”) with Glenborough Properties L.P. (“Glenborough”) through December 31, 2011. Effective March 1, 2009 the Partnership and Glenborough LLC again amended the Agreement, to reduce certain fees (as noted below) charged by Glenborough LLC, and extend the term of the agreement through December 31, 2015 or earlier, until the completion of sale of all real property assets of the Partnership. On October 1, 2010, Glenborough Holdings, LLC, the parent company of Glenborough LLC, sold its ownership in Glenborough LLC to Glenborough Service, LP, together with ownership of the partnership, as described below. The terms and conditions of the Agreement remained unchanged. The Partnership continued to engage Glenborough LLC to perform services for the following fees:

		2011	2010	2009
(i)	property management fees of 2.5% effective March 1, 2009, and 3% prior to that, of gross rental revenue which was included in property operating expenses in the accompanying consolidated statements of operations	$305,377	$369,000	$368,000
(ii)	a construction services fee which was capitalized and included in rental properties on the accompanying consolidated balance sheets	62,131	49,000	117,000
(iii)	an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	250,000	250,000	258,000
(iv)	a leasing services fee which was included in the deferred costs on the accompanying consolidated balance sheets	183,629	227,000	263,000
(v)	a sales fee of 1% for all properties, as amended and effective March 1, 2009	—	—	—
(vi)	a financing services fee of 1% of the gross loan amount which was included in the deferred costs on the accompanying consolidated balance sheets	—	—	—
(vii)	a development fee equal to 5% of the hard costs of the development project which was included in the construction in progress and /or rental properties on the accompanying consolidated balance sheets excluding the cost of the land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—	—
(viii)	data processing fees which were included in property operating expenses and general and administrative expenses in the accompanying consolidated statements of operations	114,504	103,000	87,000
(ix)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	37,404	34,000	24,000

As of December 31, 2009, Glenborough Fund XV LLC (“Fund XV”), an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units, all of which were purchased from unaffiliated third parties. As noted above, on October 1, 2010 Glenborough Holdings, the parent company of Fund XV, transferred all of its interest in the partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2011, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2011, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$10,230
2013	10,216
2014	9,092
2015	7,520
2016	5,004
Thereafter	5,631

Total	$47,693

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 9. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of reported income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly. The following is a reconciliation for the years ended December 31, 2011, 2010, and 2009, of the net (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2011	2010	2009
Net loss as reported in the accompanying consolidated financial statements	$(3,931)	$(3,464)	$(1,182)
Financial reporting depreciation in excess of tax reporting depreciation*	1,626	1,886	1,929
Provision for impairment	—	2,300	—
Operating expenses reported in a different period for financial reporting than for income tax reporting, net*	(806)	(31)	(770)

Net (loss) income for federal income tax purposes*	$(3,111)	$691	$(23)

The following is a reconciliation of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Partners’ equity as reported in the accompanying consolidated financial statements	$8,220	$12,151
Provision for impairment of investments in real estate	5,943	5,943
Syndication costs*	(1,987)	(1,987)
Financial and tax accounting differences related to depreciation, carrying cost methodologies, and initial acquisition/reorganization transaction *	33,066	32,246

Partners’ equity for federal income tax purposes*	$45,242	$48,353

*	Unaudited

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011

Operating Revenue
Rental revenue and other	$2,932	$2,923	$2,876	$2,788
Tenant reimbursements	219	61	205	210

Total operating revenue	3,151	2,984	3,081	2,998

Operating Expenses
Property operating	1,526	1,494	1,898	1,492
Depreciation and amortization	1,214	1,179	1,247	2,212
General and administrative	248	235	225	208

Total operating expenses	2,988	2,908	3,370	3,912

Operating income (loss)	163	76	(289)	(914)

Interest and other income	1	8	—	—
Interest expense	(749)	(746)	(742)	(739)

Net (loss) income	$(585)	$(662)	$(1,031)	$(1,653)

Basic and diluted (loss) income per limited partnership unit: *	$(6.27)	$(7.10)	$(11.06)	$(17.74)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	Quarter Ended (unaudited)
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010

Operating Revenue
Rental revenue and other	$3,315	$3,285	$3,174	$4,359
Tenant reimbursements	247	174	275	211

Total operating revenue	3,562	3,459	3,449	4,570

Operating Expenses
Property operating	1,552	1,638	2,110	1,509
Depreciation and amortization	1,250	1,258	1,609	1,411
Provision for impairment	—	—	2,300	—
General and administrative	260	198	191	194

Total operating expenses	3,062	3,094	6,210	3,114

Operating income (loss)	500	365	(2,761)	1,456

Interest and other income	2	1	1	1
Interest expense	(762)	(752)	(763)	(752)

Net (loss) income	$(260)	$(386)	$(3,523)	$705

Basic and diluted (loss) income per limited partnership unit: *	$(2.79)	$(4.14)	$(37.80)	$7.57

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over

Rental Properties:
Commercial Office -
One Carnegie Plaza		(b)	$1,583	$—	$9,339	$—	$1,583	$9,339	$10,922	$4,916	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza		(c)	873	—	4,429	—	873	4,429	5,302	2,579	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II		(b)	544	—	3,271	—	544	3,271	3,815	1,872	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower		(b)	834	—	10,431	—	834	10,431	11,265	5,754	Mar-88	6/3/85	3-40 yrs.
One Parkside		(c)	529	—	5,804	—	529	5,804	6,333	2,519	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(700)	—	(65)	(635)	(700)	—
Two Parkside		(c)	330	—	7,934	—	1,319	6,945	8,264	2,535	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(36)	—	—	—	(36)	—	(36)	—
Three Carnegie			480	—	10,789	—	480	10,789	11,269	2,520		6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(20)	—	—	—	(20)	—	(20)	—
Brier Corporate Center		(c)	651	—	14,915	—	651	14,915	15,566	4,744	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(436)	—	—	(436)	(436)	—
Three Parkside			—	—	5,929	—	—	5,929	5,929	651	May-07	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(2,300)		—	(2,300)	(2,300)	—

Commercial Office -
Bally’s Health Club		(b)	786	—	2,060	—	786	2,060	2,846	863	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse		(b)	—	—	837	—	161	676	837	251	Jan-96
Palm Court Retail #3		(b)	249	—	759	—	249	759	1,008	285	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate			—	—	(131)	—	—	(131)	(131)	—
Pat & Oscar’s		(b)	341	—	548	—	889	—	889	286	Nov-03	6/3/85	15-40 yrs.

	51,721		7,144	—	71,522	—	8,480	70,186	78,666	29,775

Land held for development:
0.3 acres	—		166	—	285	—	451	—	451	—	N/A	6/3/85	N/A
4.1 acres	—		1,500	—	363	—	1,863	—	1,863	—	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,666	—	(172)	—	1,494	—	1,494	—

TOTAL	$51,721		$8,810	$—	$71,350	$—	$9,974	$70,186	$80,160	$29,775

(a)	The aggregate cost of land and buildings for federal income tax purposes is $111,431 (unaudited).
(b)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail III and Pat & Oscars are collateral for debt in the aggregate amount of $24,289.
(c)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $27,432.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Investments in real estate:
Balance at beginning of year	$82,319	$85,166	$86,009
Additions during year	1,426	1,575	1,134
Provision for impairment	—	(2,300)	—
Write-off of fully depreciated rental property	(3,585)	(2,122)	(1,977)

Balance at end of year	$80,160	$82,319	$85,166

Accumulated Depreciation:

Balance at beginning of year	$28,233	$25,941	$23,505
Additions charged to expense	5,127	4,414	4,413
Write-off of fully depreciated rental property	(3,585)	(2,122)	(1,977)

Balance at end of year	$29,775	$28,233	$25,941

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.