Form 10-Q
period 2012-03-31
RANCON REALTY FUND V
filed 2012-05-15
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Rental properties	$78,559	$78,666
Accumulated depreciation	(30,594)	(29,775)

Rental properties, net	47,965	48,891
Land held for development	1,494	1,494

Total investments in real estate	49,459	50,385
Cash and cash equivalents	5,510	5,773
Accounts receivable, net	151	125
Deferred costs, net of accumulated amortization of $2,076 and $1,938 as of March 31, 2012 and December 31, 2011, respectively	1,838	1,917
Prepaid expenses and other assets	2,910	2,540

Total assets	$59,868	$60,740

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$51,464	$51,721
Accounts payable and other liabilities	692	723
Prepaid rent	216	76

Total liabilities	52,372	52,520

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,242)	(2,170)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2012 and December 31, 2011	9,738	10,390

Total partners’ equity	7,496	8,220

Total liabilities and partners’ equity	$59,868	$60,740

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenue
Rental revenue and other	$2,666	$2,932
Tenant reimbursements	179	219

Total operating revenue	2,845	3,151

Operating expenses
Property operating expenses	1,475	1,526
Depreciation and amortization	1,108	1,214
General and administrative	251	248

Total operating expenses	2,834	2,988

Operating income	11	163
Interest and other income	—	1
Interest expense (including amortization of loan fees)	(735)	(749)

Net loss	$(724)	$(585)

Basic and diluted net loss per limited partnership unit	$(7.77)	$(6.27)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(2,170)	$10,390	$8,220
Net loss	(72)	(652)	(724)

Balance (deficit) at March 31, 2012	$(2,242)	$9,738	$7,496

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(724)	$(585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,108	1,214
Amortization of loan fees, included in interest expense	20	21
Changes in certain assets and liabilities:
Accounts receivable	(26)	111
Deferred costs	(69)	(174)
Prepaid expenses and other assets	(370)	(340)
Accounts payable and other liabilities	(31)	(120)
Prepaid rent	140	(5)

Net cash provided by operating activities	48	122

Cash flows from investing activities:
Additions to real estate investments	(54)	(76)

Net cash used in investing activities	(54)	(76)

Cash flows from financing activities:
Notes payable principal payments	(257)	(243)

Net cash used in financing activities	(257)	(243)

Net decrease in cash and cash equivalents	(263)	(197)
Cash and cash equivalents at beginning of period	5,773	6,335

Cash and cash equivalents at end of period	$5,510	$6,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$715	$728

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$161	$1,655

Write-off of fully amortized deferred costs	$11	$424

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	ORGANIZATION

Rancon Realty Fund V, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the General Partner. RFC is wholly owned by Daniel L. Stephenson. The Partnership has no employees.

As of March 31, 2012, there were 83,898 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2012 and December 31, 2011, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2012 and December 31, 2011, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, and the consolidated statement of partners’ equity for the three months ended March 31, 2012.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2012		March 31, 2011
(Loss) Income allocation:	General Partner	Limited Partners	General Partner	Limited Partners
Net loss	$(72)	$(652)	$(59)	$(526)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898
Basic and diluted loss per limited partnership unit		$(7.77)		$(6.27)

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

Concentration Risk

No tenant represented more than 10% of the rental revenue for the three months ended March 31, 2012. One tenant, operating within the aerospace industry, represented 18% of rental revenue for the three months ended March 31, 2011.

Reference to 2011 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2011 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$6,944	$6,944
Land improvements	1,536	1,536
Buildings	56,253	56,253
Building and tenant improvements	13,826	13,933

	78,559	78,666
Less: accumulated depreciation	(30,594)	(29,775)

Total rental properties, net	$47,965	$48,891

As of March 31, 2012, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	March 31, 2012	December 31, 2011
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of March 31, 2012 and December 31, 2011)	$451	$451
Land held for development (approximately 4.1 acres of land as of March 31, 2012 and December 31, 2011)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,165	$24,289
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,299	27,432

Total notes payable	$51,464	$51,721

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of March 31, 2012, are as follows (in thousands):

2012	$702
2013	1,103
2014	1,165
2015	1,231
2016	47,263

Total	$51,464

Note 6.	RELATED PARTY TRANSACTIONS

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

	Three Months Ended
	March 31, 2012	March 31, 2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$87,000	$79,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	19,000	14,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	45,000	62,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(viii) a development fee equal to 5% of the hard costs of the development project which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets excluding the cost of land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	30,000	29,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	10,000	9,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2012, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2012 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2011 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2012, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 709,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
Pat & Oscars	Restaurant	5,100
Three Carnegie	Two-story office building	83,698
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076

Total		751,802

As of March 31, 2012, the weighted average occupancy of the thirteen properties was 67%.

Land

As of March 31, 2012, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Revenue

Rental revenue and other decreased by $266,000, or 9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to a decline in occupancy. The main declines in occupancy were at Brier Corporate Center and Carnegie Business Center II, where occupancy fell from 84% to 45%, and 71% to 36%, respectively, from the first quarter of 2011 to the first quarter of 2012. These occupancy declines accounted for $243,000 and $102,000 of the reduction in revenue. These decreases were partially offset by increases in occupancy and revenue at some properties, particularly Two Parkside which increased to 100% from 71% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This occupancy increase accounted for a $101,000 increase in revenue for the first quarter of 2012 as compared to the first quarter of 2011.

Tenant reimbursements decreased $40,000, or 18%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, which correlates with the overall decrease in occupancy as described above.

Expenses

Property operating expenses decreased $51,000, or 3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily due to slightly lower utility, repairs and maintenance and insurance costs across all properties.

Depreciation and amortization decreased $106,000, or 9%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily due to several assets being fully depreciated or written off as of December 31, 2011, most notably at Brier Corporate Center.

General and administrative expenses increased only slightly by $3,000, or 1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest expense decreased by $14,000, or 2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to a lower principal balance.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $5,510,000.

As of March 31, 2012, our liabilities include two notes payable with total borrowing of $51,464,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $39,517,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2012 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the three months ended March 31, 2012, cash provided by operating activities was $48,000, compared to cash provided by operating activities of $122,000 for the same period in 2011. This decrease was primarily due to an increase in net loss combined with changes in certain assets and liabilities, notably prepaid rents and accounts receivable. For the three months ended March 31, 2012, cash used in investing activities was $54,000 as compared to $76,000 for the same period in 2011, due to lower capital spending. For the three months ended March 31, 2012, cash used in financing activities was $257,000, as compared to cash used in financing activities of $243,000 for the same period in 2011, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2012, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2012, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Collateralized mortgage loans	$1,062	$2,310	$48,092	$—	$51,464
Interest on indebtedness	2,824	$5,464	$2,448	—	10,736

Total	$3,886	$7,774	$50,540	$—	$62,200

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$338	$530	$560	$591	$22,146	$—	$24,165
Collateralized fixed rate debt at 5.61%	364	573	605	640	25,117		27,299

As of March 31, 2012, we had cash and cash equivalents of $5,510,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 15, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2012	By:	/s/ Daniel L. Stephenson
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