Form 10-Q
period 2012-06-30
RANCON REALTY FUND V
filed 2012-08-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Investments in real estate:
Rental properties	$77,688	$78,666
Accumulated depreciation	(30,605)	(29,775)

Rental properties, net	47,083	48,891

Land held for development	1,494	1,494
Total investments in real estate	48,577	50,385

Cash and cash equivalents	5,488	5,773
Accounts receivable, net	283	125
Deferred costs, net of accumulated amortization of $2,045 and $1,938 as of June 30, 2012 and December 31, 2011, respectively	1,921	1,917
Prepaid expenses and other assets	2,549	2,540

Total assets	$58,818	$60,740

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$51,204	$51,721
Accounts payable and other liabilities	647	723
Prepaid rent	157	76

Total liabilities	52,008	52,520

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,311)	(2,170)
Limited partners, 83,898 limited partnership units outstanding as of June 30, 2012 and December 31, 2011	9,121	10,390

Total partners’ equity	6,810	8,220

Total liabilities and partners’ equity	$58,818	$60,740

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenue
Rental revenue and other	$2,703	$2,923	$5,369	$5,855
Tenant reimbursements	143	61	322	280

Total operating revenue	2,846	2,984	5,691	6,135

Operating expenses
Property operating expenses	1,451	1,494	2,926	3,019
Depreciation and amortization	1,106	1,179	2,214	2,393
General and administrative	243	235	494	484

Total operating expenses	2,800	2,908	5,634	5,896

Operating income	46	76	57	239
Interest and other income	—	8	—	8
Interest expense (including amortization of loan fees)	(732)	(746)	(1,467)	(1,494)

Net loss	$(686)	$(662)	$(1,410)	$(1,247)

Basic and diluted net loss per limited partnership unit	$(7.35)	$(7.10)	$(15.13)	$(13.37)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(2,170)	$10,390	$8,220
Net loss	(141)	(1,269)	(1,410)

Balance (deficit) at June 30, 2012	$(2,311)	$9,121	$6,810

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,410)	$(1,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,214	2,393
Amortization of loan fees, included in interest expense	40	41
Changes in certain assets and liabilities:
Accounts receivable	(158)	82
Deferred costs	(308)	(350)
Prepaid expenses and other assets	(9)	53
Accounts payable and other liabilities	(76)	(142)
Prepaid rent	81	(58)

Net cash provided by operating activities	374	772

Cash flows from investing activities:
Additions to real estate investments	(142)	(452)

Net cash used in investing activities	(142)	(452)

Cash flows from financing activities:
Notes payable principal payments	(517)	(489)

Net cash used in financing activities	(517)	(489)

Net decrease in cash and cash equivalents	(285)	(169)
Cash and cash equivalents at beginning of period	5,773	6,335

Cash and cash equivalents at end of period	$5,488	$6,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,427	$1,454

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,120	$1,655

Write-off of fully amortized deferred costs	$197	$503

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

As of June 30, 2012, there were 83,898 Units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2012 and December 31, 2011, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2012 and 2011, the consolidated statement of partners’ equity for the six months ended June 30, 2012, and cash flows of the Partnership for the six months ended June 30, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2012 and December 31, 2011, and the related consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the consolidated statement of partners’ equity for the six months ended June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value to the extent the carrying value is greater than the undiscounted future cash flows excluding interest. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

For the three months ended					For the six months ended
June 30, 2012			June 30, 2011		June 30, 2012		June 30, 2011
General Partner		Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net loss	$(69)	$(617)	$(66)	$(596)	$(141)	$(1,269)	$(125)	$(1,122)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(7.35)		$(7.10)		$(15.13)		$(13.37)

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

Concentration Risk

No tenant represented more than 10% of rental revenue for the six months ended June 30, 2012. One tenant, operating within the aerospace industry, represented 18% of rental revenue for the six months ended June 30, 2011.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land	$6,944	$6,944
Land and improvements	1,536	1,536
Buildings	56,253	56,253
Building and tenant improvements	12,955	13,933

	77,688	78,666
Less: accumulated depreciation	(30,605)	(29,775)

Total rental properties, net	$47,083	$48,891

As of June 30, 2012, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of June 30, 2012 and December 31, 2011)	$451	$451
Land held for development (approximately 4.1 acres of land as of June 30, 2012 and December 31, 2011)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$24,040	$24,289
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,164	27,432

Total notes payable	$51,204	$51,721

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of June 30, 2012, are as follows (in thousands):

2012	$442
2013	$1,103
2014	$1,165
2015	$1,231
2016	$47,263

Total	$51,204

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

	Six Months Ended
	June 30,	June 30,
	2012	2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$154,000	$153,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	24,000	27,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	123,000	123,000
(v) a sales fee of 1% for all properties	—	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(viii) a development fee equal to 5% of the hard costs of the development project which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets excluding the cost of land, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	60,000	57,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	19,000	19,000

As noted above, on October 1, 2010, Glenborough Holdings transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2012, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2012 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2012, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 709,000 square feet are office space, and 43,000 square feet are retail space.

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

As of June 30, 2012, the weighted average occupancy of the thirteen properties was 68%.

Land

As of June 30, 2012, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011

Revenue

Rental revenue and other decreased by $220,000, or 8%, and $486,000, or 8%, for the three and six months ended June 30, 2012 compared with the same period in 2011 due to a decline in overall occupancy from 74% at June 30, 2011 to 70% at June 30, 2012. The main declines in occupancy were at Brier Corporate Center and Carnegie Business Center II offset by slight increases at other properties. Average occupancy for these properties for the first six months of 2012 compared to the first six months of 2011 fell from 84% to 45% and 66% to 36% respectively due to a tenant downsize at Brier Corporate Center as of December 31, 2011 and some tenants not renewing at Carnegie Business Center II. As a result, revenues at these properties decreased by $225,000 and $78,000, respectively, for the three month period and $387,000 and $181,000, respectively, for the six month period.

Tenant reimbursements increased $82,000, or 134%, and $42,000, or 15%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. The increase was primarily due to increased recovery billings resulting from higher budgeted expenses in 2012 compared to 2011, and fewer new base years.

Expenses

Property operating expenses decreased $43,000, or 3%, and $93,000, or 3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The decrease was primarily due to lower repairs and maintenance costs, lower utility costs and a prior year property tax refund resulting from a tax appeal.

Depreciation and amortization decreased $73,000, or 6%, and $179,000, or 7%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The decrease was primarily due to assets being fully depreciated as of December 31, 2011, most notably at Brier Corporate Center.

General and administrative expenses increased by $8,000, or 3%, and $10,000, or 2%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The increase for both periods is primarily due to increased investor relations expenses.

Interest expense decreased by $14,000, or 2%, and $27,000, or 2%, for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The decrease is due to lower principle balances.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $5,488,000.

As of June 30, 2012, our liabilities include two notes payable with total borrowing of $51,204,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $39,098,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2012 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the six months ended June 30, 2012, cash provided by operating activities was $374,000, as compared to cash provided by operating activities of $772,000 for the same period in 2011. This decrease was primarily due to a decrease in revenues combined with changes in certain assets and liabilities, notably accounts receivables. For the six months ended June 30, 2012, cash used in investing activities was $142,000, as compared to cash used in investing activities of $452,000 for the same period in 2011, due to lower capital spending. For the six months ended June 30, 2012, cash used for financing activities was $517,000, as compared to cash used for financing activities of $489,000 for the same period in 2011, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of June 30, 2012, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of June 30, 2012, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$442	$2,268	$48,494	$51,204
Interest on indebtedness	2,809	5,432	1,784	10,025

Total	$3,251	$7,700	$50,278	$61,229

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$213	$530	$560	$591	$22,146	$24,040
Collateralized fixed rate debt at 5.61%	229	573	605	640	25,117	27,164

As of June 30, 2012, we had cash and cash equivalents of $5,488,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V, a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	August 14, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	August 14, 2012	By:	/s/ Daniel L. Stephenson
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