Form 10-Q
period 2012-09-30
RANCON REALTY FUND V
filed 2012-11-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Investments in real estate:
Rental properties	$77,827	$78,666
Accumulated depreciation	(31,136)	(29,775)

Rental properties, net	46,691	48,891

Land held for development	1,494	1,494
Total investments in real estate	48,185	50,385

Cash and cash equivalents	4,990	5,773
Accounts receivable, net	126	125
Deferred costs, net of accumulated amortization of $2,115 and $1,938 as of September 30, 2012 and December 31, 2011, respectively	2,329	1,917
Prepaid expenses and other assets	3,010	2,540

Total assets	$58,640	$60,740

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$50,940	$51,721
Accounts payable and other liabilities	1,134	723
Prepaid rent	212	76

Total liabilities	52,286	52,520

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,381)	(2,170)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2012 and December 31, 2011	8,735	10,390

Total partners’ equity	6,354	8,220

Total liabilities and partners’ equity	$58,640	$60,740

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenue
Rental revenue and other	$2,733	$2,876	$8,102	$8,731
Tenant reimbursements	235	205	557	485

Total operating revenue	2,968	3,081	8,659	9,216

Operating expenses
Property operating expenses	1,943	1,898	4,869	4,918
Depreciation and amortization	1,064	1,247	3,278	3,641
General and administrative	198	225	692	708

Total operating expenses	3,205	3,370	8,839	9,267

Operating loss	(237)	(289)	(180)	(51)
Interest and other income	23	—	23	9
Interest expense (including amortization of loan fees)	(728)	(742)	(2,195)	(2,237)

Loss before gain on sale of property	(942)	(1,031)	(2,352)	(2,279)

Net gain on sale of property	486	—	486	—

Net loss	$(456)	$(1,031)	$(1,866)	$(2,279)

Basic and diluted net loss per limited partnership unit	$(4.60)	$(11.06)	$(19.73)	$(24.45)

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2012

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2011	$(2,170)	$10,390	$8,220
Net loss	(211)	(1,655)	(1,866)

Balance (deficit) at September 30, 2012	$(2,381)	$8,735	$6,354

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,866)	$(2,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(486)	—
Depreciation and amortization	3,278	3,641
Amortization of loan fees, included in interest expense	60	61
Changes in certain assets and liabilities:
Accounts receivable	(1)	(9)
Deferred costs	(872)	(473)
Prepaid expenses and other assets	(470)	(418)
Accounts payable and other liabilities	411	312
Prepaid rent	136	(13)

Net cash provided by operating activities	190	822

Cash flows from investing activities:
Additions to real estate investments	(768)	(832)
Proceeds from sale of land	576	—

Net cash used in investing activities	(192)	(832)

Cash flows from financing activities:
Notes payable principal payments	(781)	(739)

Net cash used in financing activities	(781)	(739)

Net decrease in cash and cash equivalents	(783)	(749)
Cash and cash equivalents at beginning of period	5,773	6,335

Cash and cash equivalents at end of period	$4,990	$5,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,135	$2,177

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,517	$2,549

Write-off of fully amortized deferred costs	$283	$784

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

As of September 30, 2012, there were 83,898 Units (“Units”) outstanding.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2012 and December 31, 2011, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2012 and 2011, the consolidated statement of partners’ equity for the nine months ended September 30, 2012, and cash flows of the Partnership for the nine months ended September 30, 2012 and 2011. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2012 and December 31, 2011, and the related consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated statement of partners’ equity for the nine months ended September 30, 2012 and the consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011.

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

Land Held for Development

Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Land held for development is reviewed for impairment whenever there is a triggering event and at least annually.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Net income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

For the three months ended					For the nine months ended
September 30, 2012			September 30, 2011		September 30, 2012		September 30, 2011
General Partner		Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net loss	$(70)	$(386)	$(103)	$(928)	$(211)	$(1,655)	$(228)	$(2,051)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(4.60)		$(11.06)		$(19.73)		$(24.45)

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

Concentration Risk

No tenant represented more than 10% of rental revenue for the nine months ended September 30, 2012. One tenant, operating within the aerospace industry, represented 18% of rental revenue for the nine months ended September 30, 2011.

Reference to 2011 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2011 annual report on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Land	$6,854	$6,944
Land and improvements	1,536	1,536
Buildings	56,253	56,253
Building and tenant improvements	13,184	13,933

	77,827	78,666
Less: accumulated depreciation	(31,136)	(29,775)

Total rental properties, net	$46,691	$48,891

As of September 30, 2012, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

In September 2012, the Partnership sold, in an all cash transaction, approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Land with a basis of $90,000 was sold for total consideration of $585,000. Costs related to the sale included $9,000 in sale fees. A gain on the sale of property of $486,000 was allocated to the affected properties on a prorata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 27,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $3,500 per month.

Note 4. LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of September 30, 2012 and December 31, 2011)	$451	$451
Land held for development (approximately 4.1 acres of land as of September 30, 2012 and December 31, 2011)	1,043	1,043

Total land held for development	$1,494	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,913	$24,289
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	27,027	27,432

Total notes payable	$50,940	$51,721

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

The annual maturities on the Partnership’s notes payable as of September 30, 2012, are as follows (in thousands):

2012	$178
2013	1,103
2014	1,165
2015	1,231
2016	47,263

Total	$50,940

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 6. RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30,	September 30,
	2012	2011
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$229,000	$272,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	32,000	49,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	330,000	159,000
(v) a sales fee of 1% for all properties, which were included in net gain on sale of property	6,000	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(viii) a development fee equal to 5% of the hard costs of the development project, excluding the cost of the land, which would be included in construction in progress and/or rental properties on the accompanying consolidated balance sheets, the development fee and the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development fee project	—	—
(viii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	90,000	86,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	29,000	28,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2012, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2012 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2012, our rental properties consist of nine office and four retail properties, aggregating approximately 752,000 rentable square feet, of which 709,000 square feet are office space, and 43,000 square feet are retail space.

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

As of September 30, 2012, the weighted average occupancy of the thirteen properties was 69%.

Land

As of September 30, 2012, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011

Revenue

Rental revenue and other decreased by $143,000, or 5%, and $629,000, or 7%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, primarily due to a decline in occupancy at Brier Corporate Center. Occupancy for the nine months ended September 30, 2012 was 45%, compared to occupancy for the nine months ended September 30, 2011 of 84%. The downsize of a tenant at Brier Corporate Center on December 31, 2011 resulted in a reduction in rental revenue of $245,000 and $733,000 for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. This reduction in rental revenue was partially offset by less significant increases in occupancy and rental rates at other properties.

Tenant reimbursements increased $30,000, or 15%, and $72,000, or 15%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The increase was primarily due to higher overtime HVAC billings and increased recovery billings resulting from higher budgeted expenses in 2012 compared to 2011, and fewer new base years.

In September 2012, the Partnership sold, in an all cash transaction, approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Total consideration for the land was $585,000. Costs related to the sale included $9,000 in fees. A gain on the sale of property of $486,000 was allocated to the affected properties on a prorata basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 27,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $3,500 per month.

Other income was $23,000 in the three and nine months ended September 30, 2012 compared to $9,000 of other income for the nine month period ended September 30, 2011. This other income was comprised of $23,000 in cost reimbursements to offset some of the Partnership’s expenses associated with the SBX transaction.

Expenses

Property operating expenses increased $45,000, or 2%, and decreased $49,000, or 1%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 compared to the same period ended September 30, 2011 was due to increases in utility costs. The decrease for the nine months ended September 30, 2012 compared to the same period ended September 30, 2011 was due to lower overall repairs and maintenance, lower utility costs early in the year, and prior year property tax refunds resulting from tax appeals.

Depreciation and amortization decreased $183,000, or 15%, and $363,000, or 10%, for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The decrease was primarily due to assets being written off as of December 31, 2011, most notably at Brier Corporate Center.

General and administrative expenses decreased by $27,000, or 12%, and $16,000, or 2%, for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The decrease is primarily due to lower legal fees paid in conjunction with the SBX project.

Interest expense decreased by $14,000, or 2%, and $42,000, or 2% for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The decrease is due to lower principle balances.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $4,990,000.

As of September 30, 2012, our liabilities include two notes payable with total borrowing of $50,940,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $39,290,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

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

Cash flows

For the nine months ended September 30, 2012, cash provided by operating activities was $190,000, as compared to cash provided by operating activities of $822,000 for the same period in 2011. This decrease was primarily due to a decrease in revenues combined with changes in certain assets and liabilities, notably deferred costs. For the nine months ended September 30, 2012, cash used in investing activities was $192,000, as compared to cash used in investing activities of $832,000 for the same period in 2011, primarily due to the proceeds from the sale of land to SANBAG for the SBX bus line. For the nine months ended September 30, 2012, cash used for financing activities was $781,000, as compared to cash used for financing activities of $739,000 for the same period in 2011, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of September 30, 2012, together with cash from operations, sales and financing, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. In September 2012, the Partnership sold approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Net cash provided to the Partnership from this transaction was $576,000, including a gain on the sale of land of $486,000. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of September 30, 2012, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$1,092	$2,375	$47,473	$50,940
Interest on indebtedness	2,794	5,399	1,123	9,316

Total	$3,886	$7,774	$48,596	$60,256

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$85	$530	$560	$591	$22,147	$23,913
Collateralized fixed rate debt at 5.61%	$93	$573	$605	$640	$25,116	$27,027

As of September 30, 2012, we had cash and cash equivalents of $4,990,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V, a California limited partnership

		By:	Rancon Financial Corporation a California corporation, its General Partner

Date:	November 14, 2012	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	November 14, 2012	By:	/s/ Daniel L. Stephenson
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