Form 10-K
period 2012-12-31
RANCON REALTY FUND V
filed 2013-03-29
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to

Commission file number: 0-16467

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0098488.
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California	94402-1708
(Address of principal executive offices)	(Zip Code)

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned either by the Partnership or Fund IV. As of December 31, 2012, the Partnership has thirteen properties consisting of nine office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

As of December 31, 2012, there were 83,898 limited partnership units (“Units”) outstanding.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policies with respect to the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2012 market view report from an independent broker the overall vacancy rate was 21% within the Inland Empire market as of December 31, 2012.

As of December 31, 2012, the Partnership owned thirteen rental properties and approximately 4.4 acres of unimproved land.

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

The office buildings total approximately 709,000 square feet with an average occupancy rate of 70%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 100%, as of December 31, 2012.

As of December 31, 2012, no tenant accounts for more than 10% of the rental income generated by the Partnership’s properties for the year.

Occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2012 were as follows:

	2012	2011	2010	2009	2008
One Carnegie Plaza	78%	68%	70%	72%	84%
Two Carnegie Plaza	67%	65%	77%	82%	90%
Carnegie Business Center II	36%	36%	92%	100%	100%
Lakeside Tower	83%	84%	85%	72%	79%
One Parkside	73%	61%	61%	81%	81%
Bally’s Health Club	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail III	100%	100%	100%	100%	100%
Two Parkside	100%	100%	71%	100%	100%
Pat & Oscars	100%	100%	100%	100%	100%
Three Carnegie	61%	61%	74%	95%	94%
Brier Corporate Center	45%	84%	84%	84%	84%
Three Parkside (placed into service January 2009)	28%	28%	28%	0%	N/A
Weighted average occupancy	70%	73%	76%	82%	88%

Effective January 1, 2012, Brier Corporate Center’s occupancy dropped to 45% as a result of a space reduction by a tenant. Management is actively marketing the vacant space in all of the buildings for lease.

The annual effective rents per square foot for each of the five years ended December 31, 2012 were as follows:

	2012	2011	2010	2009	2008
One Carnegie Plaza	$21.60	$21.27	$21.02	$20.90	$20.00
Two Carnegie Plaza	$19.11	$20.81	$18.81	$21.11	$20.38
Carnegie Business Center II	$15.43	$14.98	$16.56	$14.89	$16.04
Lakeside Tower	$18.82	$22.64	$20.50	$23.39	$23.21
One Parkside	$21.77	$15.44	$14.98	$20.95	$21.14
Bally’s Health Club	$15.64	$15.64	$18.19	$18.19	$18.19
Outback Steakhouse	$18.43	$18.43	$16.75	$16.75	$16.75
Palm Court Retail III	$20.65	$21.41	$24.23	$24.23	$24.23
Two Parkside	$21.89	$20.47	$20.55	$9.12	$25.55
Pat & Oscars	$19.41	$19.41	$19.41	$19.41	$17.65
Three Carnegie	$17.48	$17.25	$23.09	$20.80	$22.04
Brier Corporate Center	$24.74	$24.26	$23.67	$23.18	$22.58
Three Parkside (Placed into service January 2009)	$29.93	$29.06	$28.22	$0.00	N/A

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2012:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date
Note payable #1				Principal &
Seven properties (listed below)	$23,784	Note	5.46%	Interest	1/1/2016
Note payable #2				Principal &
Four properties (listed below)	$26,889	Note	5.61%	Interest	5/1/2016

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. There is no debt collateralized by Three Carnegie or Three Parkside as of December 31, 2012.

Land

As of December 31, 2012, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

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

Holders

As of December 31, 2012, there were 7,288 holders of Units.

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

Cash From Sales or Refinancing is the net cash realized by the Partnership from the sale, disposition or refinancing of any property after redemption of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are generally allocated as follows: (i) first, 1% to the General Partner and 99% to the limited partners until the limited partners have received an amount equal to their capital contributions; (ii) second, 1% to the General Partner and 99% to the limited partners until the limited partners have received a 12% return on their unreturned capital contributions including prior distributions of Cash From Operations; plus their Limited Incremental Preferred Return for the twelve month period following the purchase date of each Unit and following admission as a limited partner; (iii) third, 99% to the General Partner and 1% to the limited partners until the General Partner has received an amount equal to 20% of all distributions of Cash From Sales or Refinancing previously made under clauses (ii) and (iii) above, reduced by the amount of prior distributions made to the General Partner under clauses (ii) and (iii); and (iv) fourth, the balance 20% to the General Partner and 80% to the limited partners. A more detailed statement of the distribution policies is set forth in the Partnership Agreement.

There were no distributions during 2012 or 2011.

Item 6.	Selected Financial Data

The following is selected financial data for each of the five years ended December 31, 2012 (in thousands, except per unit of limited partnership interest data):

	2012	2011	2010	2009	2008
Operating revenue	$11,510	$12,214	$15,040	$14,914	$14,441
Net (loss) income	$(3,760)	$(3,931)	$(3,464)	$(1,182)	$(504)
Net (loss) income allocable to Limited Partners	$(3,496)	$(3,538)	$(3,118)	$(1,064)	$(454)
Net (loss) income per Unit	$(41.67)	$(42.17)	$(37.16)	$(12.68)	$(5.59)
Total assets	$56,138	$60,740	$65,960	$70,766	$72,718
Long-term obligations	$50,673	$51,721	$52,713	$53,651	$54,539
Cash distributions per Unit	$—	$—	$—	$—	$31.74

Effective January 1, 2009, the Partnership adopted guidance which improves the comparability of earnings per unit calculations for master limited partnerships (MLPs) with incentive distribution rights (IDRs). As such, the distributions should impact the calculation of earnings per unit (“EPU”) using the two-class method. The guidance has been applied retroactively to adjust the computation of EPU, in the above table, for the year ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2012, the Partnership has thirteen properties which consisted of nine office buildings and four retail buildings.

Overview

Leasing activities

During 2012, management executed seven new leases totaling 65,258 square feet of space and renewed sixteen leases totaling 111,066 square feet.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Rental revenue and other decreased by $657,000, or 6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Much of this decrease was due to a decline in occupancy at Brier Corporate Center which decreased to 45% average occupancy in 2012 from 84% average occupancy in 2011 due to a tenant downsizing. This decline in occupancy resulted in a reduction in rental revenue at this property of $755,000 for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Additionally, Carnegie Business Center II had a 5% decrease in occupancy from December 31, 2011 to December 31, 2012 which resulted in a reduction of rental revenue of $220,000. These declines in revenue were partially offset by increases in revenue over the year period at both One Parkside, which had an increase in rental revenues of $156,000, and Two Parkside which had an increase in rental revenue of $194,000, as a result of both properties having a higher average occupancy in 2012 than 2011.

Tenant reimbursements decreased by $47,000, or 7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was primarily due to decreased pass thru to tenants offset by an increasing number of tenants with high base years.

In September 2012, the Partnership sold, in an all cash transaction, approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Total consideration for the land was $585,000. Costs related to the sale included $9,000 in fees. A gain on the sale of property of $486,000 was allocated to the affected properties on a prorated basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 27,000 square feet of land to be used for construction staging for six months starting in August 2012 with consideration of $3,500 per month.

Interest and other income was $23,000 for the year ended December 31, 2012 compared to $9,000 for the year ended December 2011. The 2012 other income was comprised entirely of SANBAG cost reimbursements to offset some of the Partnership’s expenses associated with the SBX transaction.

Expenses

Property operating expenses were essentially flat with a decrease of $8,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Depreciation and amortization decreased by $1,481,000, or 25%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The primary reason for this was the write-off of unamortized tenant improvements in the amount of $939,000 and $98,000 in lease commissions in 2011 at Brier Corporate Center associated with a downsizing tenant.

A provision for impairment of $1,173,000 as of December 31, 2012 was included based upon an unsolicited offer for Three Carnegie as discussed further in Note 10.

General and administrative expenses decreased by $2,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. Lower legal expenses relating to the SBX light rail project were offset by increases in costs associated with complying with SEC filing requirements.

Non-operating income / expenses

Interest expense decreased $57,000, or 2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to principal amortization.

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

Liquidity and Capital Resources

As of December 31, 2012, the Partnership had cash and cash equivalents of $4,413,000.

The Partnership’s liabilities at December 31, 2012, include two notes payable. The borrowings totaled approximately $50,673,000, collateralized by properties with an aggregate net carrying value of approximately $35,283,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2012 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 percent per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Management expects that the Partnership’s cash balance at December 31, 2012, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2012, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$1,108	$24,503	$25,062	$50,673
Interest on indebtedness	2,779	5,366	467	8,612

Total	$3,887	$29,869	$25,529	$59,285

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash flows

For the year ended December 31, 2012, cash provided by operating activities was $385,000 as compared to $1,856,000 for the same period in 2011, a decrease of $1,471,000. The change was primarily due to an increase in lease commissions and prepaid expenses. For the year ended December 31, 2012, cash used in investing activities was $697,000 as compared to $1,426,000 for the same period in 2011. The decrease was due to the proceeds from the sale of land of $575,000 and a decrease in additions to real estate of $154,000. For the year ended December 31, 2012, cash used in financing activities was $1,048,000 as compared to cash used in financing activities of $992,000 for the same period in 2011 due to the natural increase in principal amortization payments.

Operationally, our primary source of funds consists of cash provided by rental activities. In September 2012, the Partnership sold approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Net cash provided to the Partnership from this transaction was $575,000, including a gain on the sale of land of $486,000.

For the year ended December 31, 2011, cash provided by operating activities was $1,856,000 as compared to $3,347,000 for the same period in 2010, a decrease of $1,491,000. The change was primarily due to a decrease in net income, after adding back depreciation and amortization of loan fees and provision for impairment of $2,442,000, primarily due to the decrease in both rental revenue other and tenant reimbursement revenue, net of decreased operating expenses, all of which were previously discussed. This decrease was partially offset by changes in cash flows related to certain assets and liabilities, primarily accounts receivable. For the year ended December 31, 2011, cash used in investing activities was $1,426,000 as compared to $1,581,000 for the same period in 2010. The decrease was due to fewer additions to real estate in 2011. For the year ended December 31, 2011, cash used in financing activities was $992,000 as compared to cash used in financing activities of $938,000 for the same period in 2010 due to the natural increase in principal amortization payments.

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

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

Interest Rates

The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio.

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2013	2014	2015	2016
	(in thousands)
Collateralized fixed rate debt at 5.46%	$487	$560	$591	$22,147
Collateralized fixed rate debt at 5.61%	526	605	640	25,118

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 69, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2012, all such ownership reports were filed on a timely basis.

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

Changes in Control

The limited partners have no right, power or authority to act for or bind the Partnership. However, the limited partners generally have the power to vote upon the following matters affecting the basic structure of the Partnership, passage of each of which requires the approval of limited partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner upon the removal, redemption, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner; (vi) modification of the terms of any agreement between the Partnership and the General Partner or an affiliate of the General Partner; and (vii) extension of the term of the Partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the years ended December 31, 2012 and 2011 no distributions were made to the General Partner. In both 2012 and 2011, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2012 and 2011, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2012, 2011 and 2010.

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

Audit Fees

The Partnership was billed $133,000 and $117,000 for audit services rendered by its registered public accounting firm for the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm during the fiscal years ended December 31, 2012 and 2011.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Partners’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2012 and Notes thereto

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

RANCON REALTY FUND V, a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 29, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 29, 2013	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2012.

March 29, 2013

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership (the “Partnership”) and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 29, 2013

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands, except units outstanding)

	2012	2011
Assets
Investments in real estate:
Rental properties	$76,750	$78,666
Accumulated depreciation	(31,673)	(29,775)

Rental properties, net	45,077	48,891
Land held for development	1,487	1,494

Total investments in real estate	46,564	50,385
Cash and cash equivalents	4,413	5,773
Note and accounts receivable, net	211	125
Deferred costs, net of accumulated amortization of $2,138 and $1,938 December 31, 2012 and 2011, respectively	2,172	1,917
Prepaid expenses and other assets	2,778	2,540

Total assets	$56,138	$60,740

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$50,673	$51,721
Accounts payable and other liabilities	793	723
Tenant and building improvements payable	45	—
Prepaid rent	167	76

Total liabilities	51,678	52,520

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,434)	(2,170)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2012 and 2011	6,894	10,390

Total partners’ equity	4,460	8,220

Total liabilities and partners’ equity	$56,138	$60,740

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

(in thousands, except per unit amounts and units outstanding)

	2012	2011	2010
Operating revenue
Rental revenue and other	$10,862	$11,519	$14,133
Tenant reimbursements	648	695	907

Total operating revenue	11,510	12,214	15,040

Operating expenses
Property operating expenses	6,402	6,410	6,809
Depreciation and amortization	4,371	5,852	5,528
Provision for impairment	1,173	—	2,300
General and administrative	914	916	843

Total operating expenses	12,860	13,178	15,480

Operating (loss) income	(1,350)	(964)	(440)
Interest and other income	23	9	5
Interest expense (including amortization of loan fees)	(2,919)	(2,976)	(3,029)

Loss before gain on sale of property	(4,246)	(3,931)	(3,464)

Net gain on sale of property	486	—	—

Net loss	$(3,760)	$(3,931)	$(3,464)

Basic and diluted net loss per limited partnership unit	$(41.67)	$(42.17)	$(37.16)

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2009	$(1,431)	$17,046	$15,604
Net loss	(346)	(3,118)	(3,464)

Balance (deficit) at December 31, 2010	(1,777)	13,928	12,140
Net loss	(393)	(3,538)	(3,931)

Balance (deficit) at December 31, 2011	(2,170)	10,390	8,220
Net loss	(264)	(3,496)	(3,760)

Balance (deficit) at December 31, 2012	$(2,434)	$6,894	$4,460

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,760)	$(3,931)	$(3,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(486)	—	—
Depreciation and amortization	4,371	5,852	5,528
Amortization of loan fees, included in interest expense	80	81	80
Provision for impairment of real estate	1,173	—	2,300
Changes in certain assets and liabilities:
Accounts receivable	(86)	30	(125)
Deferred costs	(875)	(521)	(594)
Prepaid expenses and other assets	(238)	642	(20)
Accounts payable and other liabilities	115	(28)	(92)
Prepaid rent	91	(269)	(266)

Net cash provided by operating activities	385	1,856	3,347

Cash flows from investing activities:
Additions to real estate investments	(1,272)	(1,426)	(1,621)
Payments received from tenant improvement note receivable	—	—	40
Proceeds from sale of land	575	—	—

Net cash used in investing activities	(697)	(1,426)	(1,581)

Cash flows from financing activities:
Note payable principal payments	(1,048)	(992)	(938)
Return from / (distributions to) General Partner	—	—	—

Net cash used in financing activities	(1,048)	(992)	(938)

Net (decrease) increase in cash and cash equivalents	(1,360)	(562)	828
Cash and cash equivalents at beginning of year	5,773	6,335	5,507

Cash and cash equivalents at end of year	$4,413	$5,773	$6,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,839	$2,895	$2,949

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,933	$3,585	$2,122

Write-off of fully amortized deferred costs	$421	$1,021	$1,275

Supplemental disclosure of non-cash investing activities:
Additions to real estate investments included in construction costs payable	$45	$—	$46

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. The balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2012, the Partnership has thirteen properties consisting of nine office properties, a 25,000 square foot (unaudited) health club, two restaurants and a retail space.

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

As of December 31, 2012, there were 83,898 limited partnership interest (“Units”) outstanding.

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

December 31, 2012, 2011 and 2010

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2012 and 2011, the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2012, 2011 and 2010. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded impairment charges related to rental properties of $1,173,000, $0, and $2,300,000 for the years ended December 31, 2012, 2011 and 2010, respectively as further discussed in Note 10.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2012, there was no impairment of the Partnership’s land held for development.

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

Real Estate Impairment Charges

The Partnership conducted a comprehensive review of all real estate assets in accordance with guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, one of the Partnership’s real estate assets was written down to fair value and a non-cash impairment charge was recognized as further discussed in Note 10.

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010
Rental Properties	$1,173	$—	$2,300

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

December 31, 2012, 2011 and 2010

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

Fair Value Measurements as of December 31, 2012 and 2011:

	2012		2011
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties	$8,000,000	$8,000,000	$—	$—

The following table presents quantitative information about the Level 3 fair value measurements at December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs		Range

Rental Properties	$8,000,000	3rd Party Pricing	(A	)	N/A

(A)	The fair value for the property is based on an unsolicited third party purchase contract.

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

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Net Loss Per Limited Partnership Unit

Net loss per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2012		2011		2010
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss Allocation:
Gain on sale of property	$24	$462	$—	$—	$—	$—
Allocation of loss	(288)	(3,958)	(393)	(3,538)	(346)	(3,118)
Net loss	$(264)	$(3,496)	$(393)	$(3,538)	$(346)	$(3,118)
Weighted average number of limited partnership units outstanding during each year		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(41.67)		$(42.17)		$(37.16)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2009, 2010, and 2011.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration risk

As of December 31, 2012, no tenant accounts for more than 10% of the rental income generated by the Partnership properties for the year. One tenant, that downsized effective January 1, 2012, operating within the aerospace industry, represented 18% of operating revenue for the year ended December 31, 2011, and 15% for the year ended December 31, 2010.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Land	$6,797	$6,944
Land improvements	1,536	1,536
Buildings	55,145	56,253
Building and tenant improvements	13,272	13,933

	76,750	78,666
Less: accumulated depreciation	(31,673)	(29,775)

Total rental properties, net	$45,077	$48,891

As of December 31, 2012, the Partnership’s rental properties included nine office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. As a result of continued vacancy and the expectation that, based on current market conditions, it will take longer to lease up the building than previously projected, the Partnership’s Three Parkside property was written down to fair value and a non-cash impairment charge of $2,300,000 was recognized in the year ended December 31, 2010. There were no impairment provisions recorded in the year ended December 31, 2011. As a result of an unsolicited offer, received subsequent to December 31, 2012, for the Three Carnegie property, an impairment charge of $1,173,000 was recognized in the year ended December 31, 2012 as further discussed in Note 10.

The impairment charge disclosed above does not impact the Partnership’s liquidity, cost and availability of credit or affect the Partnership’s compliance with its various financial covenants under its credit facilities.

In September 2012, the Partnership sold, in an all cash transaction, approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Land with a basis of $90,000 was sold for total consideration of $585,000. Costs related to the sale included $10,000 in sale fees. A gain on the sale of property of $486,000 was allocated to the affected properties on a prorated basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 27,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $3,500 per month.

Note 4.	LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Land held for development
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of December 31, 2012 and December 31, 2011)	$451	$451
Land held for development (approximately 4.1 acres of land both as of December 31, 2012 and December 31, 2011)	1,036	1,043

Total land held for development	$1,487	$1,494

The book basis of the land held for development is shown net of an impairment provision of $820,000 at both December 31, 2012 and 2011. The original cost of the land was $1,500,000 and subsequent improvements total $363,000. Approximately $7,000 of land held for development was sold in the SANBAG transaction discussed above.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 5.	NOTES PAYABLE

Notes payable as of December 31, 2012 and 2011, were as follows (in thousands):

	2012	2011
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,784	$24,289
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,889	27,432

Total notes payable	$50,673	$51,721

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. The notes payable contain debt service coverage ratio covenants.

The annual maturities of the Partnership’s notes payable as of December 31, 2012, are as follows (in thousands):

2013	$1,013
2014	1,165
2015	1,231
2016	47,264

Total	$50,673

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

		2012	2011	2010
(i)	property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$302,000	$305,000	$369,000
(ii)	construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	$52,000	62,000	49,000
(iii)	an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	$250,000	250,000	250,000
(iv)	leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	$350,000	184,000	227,000
(v)	a sales fee of 1% for all properties, which were included in net gain on sale of property	$6,000	—	—
(vi)	data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	$120,000	115,000	103,000
(vii)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	$38,000	37,000	34,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2012, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2012, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not met currently, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$10,132
2014	8,411
2015	6,581
2016	4,400
2017	3,165
Thereafter	2,978

Total	$35,666

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 9.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating Revenue
Rental revenue and other	$2,666	$2,703	$2,733	$2,760
Tenant reimbursements	179	143	235	91

Total operating revenue	2,845	2,846	2,968	2,851

Operating Expenses
Property operating	1,475	1,451	1,943	1,533
Depreciation and amortization	1,108	1,106	1,064	1,093
Provision for impairment	—	—	—	1,173
General and administrative	251	243	198	222

Total operating expenses	2,834	2,800	3,205	4,021

Operating income (loss)	11	46	(237)	(1,170)
Interest and other income	—	—	23	—
Interest expense	(735)	(732)	(728)	(724)

Loss before gain on sale of property	(724)	(686)	(942)	(1,894)

Net gain on sale of property	—	—	486	—

Net loss	$(724)	$(686)	$(456)	$(1,894)

Basic and diluted (loss) income per limited partnership unit: *	$(7.77)	$(7.35)	$(4.60)	$(21.94)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

	Quarter Ended (unaudited)
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating Revenue
Rental revenue and other	$2,932	$2,923	$2,876	$2,788
Tenant reimbursements	219	61	205	210

Total operating revenue	3,151	2,984	3,081	2,998

Operating Expenses
Property operating	1,526	1,494	1,898	1,492
Depreciation and amortization	1,214	1,179	1,247	2,212
Provision for impairment	—	—	—	—
General and administrative	248	235	225	208

Total operating expenses	2,988	2,908	3,370	3,912

Operating income (loss)	163	76	(289)	(914)
Interest and other income	1	8	—	—
Interest expense	(749)	(746)	(742)	(739)

Net (loss) income	$(585)	$(662)	$(1,031)	$(1,653)

Basic and diluted (loss) income per limited partnership unit: *	$(6.27)	$(7.10)	$(11.06)	$(17.74)

Weighted average number of limited partnership units outstanding during each period	83,898	83,898	83,898	83,898

*	The sum of the quarterly per unit amounts may not total to the year to date unit amounts due to changes in outstanding partnership units and rounding.

Note 10.	SUBSEQUENT EVENT

Subsequent to December 31, 2012, the Partnership received an unsolicited offer to sell the Three Carnegie property. The sale was concluded on March 7, 2013 to an unrelated third party for a gross sales price of $8,000,000. The buyer paid the Partnership $3,200,000 in cash and the balance was paid by the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(In Thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012
Description	Encumbrances		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Buildings and Improvements	(a) Total	Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Commercial Office -
One Carnegie Plaza	(b	)	$1,583	$—	$8,346	$—	$1,571	$8,358	$9,929	$4,270	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(1,657)	—	(256)	(1,401)	(1,657)	—
Two Carnegie Plaza	(c	)	873	—	4,642	—	864	4,651	5,515	2,661	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II	(b	)	544	—	3,148	—	544	3,148	3,692	1,972	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate			—	—	(299)	—	(41)	(258)	(299)	—
Lakeside Tower	(b	)	834	—	10,402	—	824	10,412	11,236	6,163	Mar-88	6/3/85	3-40 yrs.
One Parkside	(c	)	529	—	6,112	—	523	6,118	6,641	2,721	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(700)	—	(65)	(635)	(700)	—
Two Parkside	(c	)	330	—	7,931	—	1,315	6,946	8,261	2,936	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(36)	—	—	—	(36)	—	(36)	—
Three Carnegie			480	—	10,731	—	475	10,736	11,211	2,961		6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			(20)	—	—	—	(84)	(1,109)	(1,193)	—
Brier Corporate Center	(c	)	651	—	14,957	—	651	14,957	15,608	5,332	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(436)	—	—	(436)	(436)	—
Three Parkside			—	—	5,937	—	—	5,937	5,937	900	May-07	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate			—	—	(2,300)		—	(2,300)	(2,300)	—
Commercial Office -
Bally’s Health Club	(b	)	786	—	1,988	—	780	1,994	2,774	864	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse	(b	)	—	—	834	—	157	677	834	268	Jan-96
Palm Court Retail #3	(b	)	249	—	743	—	242	750	992	302	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate			—	—	(131)	—	—	(131)	(131)	—
Pat & Oscar’s	(b	)	341	—	531	—	869	3	872	323	Nov-03	6/3/85	15-40 yrs.

	50,673		7,144	—	70,779	—	8,333	68,417	76,750	31,673

Land held for development:
0.3 acres	—		166	—	285	—	451	—	451	—	N/A	6/3/85	N/A
4.1 acres	—		1,500	—	356	—	1,856	—	1,856	—	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	—		—	—	(820)	—	(820)	—	(820)	—

	—		1,666	—	(179)	—	1,487	—	1,487	—

TOTAL	$50,673		$8,810	$—	$70,600	$—	$9,820	$68,417	$78,237	$31,673

(a)	The aggregate cost of land and buildings for federal income tax purposes is $113,714 (unaudited).
(b)	One Carnegie, Carnegie Business Center II, Lakeside Tower, Bally’s Health Club, Outback Steakhouse, Palm Court Retail III and Pat & Oscars are collateral for debt in the aggregate amount of $23,784.
(c)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $27,674. Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $26,889.

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Investments in real estate:
Balance at beginning of year	$80,160	$82,319	$85,166
Additions during year	1,272	1,426	1,575
Provision for impairment	(1,173)	—	(2,300)
Write-off of fully depreciated rental property	(1,933)	(3,585)	(2,122)
Sales of real estate	(89)	—	—

Balance at end of year	$78,237	$80,160	$82,319

Accumulated Depreciation:
Balance at beginning of year	$29,775	$28,233	$25,941
Additions charged to expense	3,831	5,127	4,414
Write-off of fully depreciated rental property	(1,933)	(3,585)	(2,122)
Sales of real estate	—	—	—

Balance at end of year	$31,673	$29,775	$28,233

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.