Form 10-Q
period 2013-03-31
RANCON REALTY FUND V
filed 2013-05-15
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Investments in real estate:
Rental properties	$66,732	$76,750
Accumulated depreciation	(29,004)	(31,673)

Rental properties, net	37,728	45,077
Land held for development	1,487	1,487

Total investments in real estate	39,215	46,564
Cash and cash equivalents	6,631	4,413
Note Receivable	4,800	—
Accounts receivable, net	99	211
Deferred costs, net of accumulated amortization of $1,871 and $2,138 as of March 31, 2013 and December 31, 2012, respectively	1,827	2,172
Prepaid expenses and other assets	2,561	2,778

Total assets	$55,133	$56,138

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$50,402	$50,673
Accounts payable and other liabilities	704	793
Accounts payable - CIP	—	45
Prepaid rent	69	167

Total liabilities	51,175	51,678

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2013 and December 31, 2012	6,392	6,894

Total partners’ equity	3,958	4,460

Total liabilities and partners’ equity	$55,133	$56,138

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating revenue
Rental revenue and other	$2,469	$2,403
Tenant reimbursements	138	169

Total operating revenue	2,607	2,572

Operating expenses
Property operating expenses	1,291	1,324
Depreciation and amortization	948	963
General and administrative	236	250

Total operating expenses	2,475	2,537

Operating income	132	35
Interest and other income	18	—
Interest expense (including amortization of loan fees)	(721)	(735)

Loss from continuing Operations	(571)	(700)
Discontinued operations
Income (Loss) from discontinued operations	69	(24)

Net loss	$(502)	$(724)

Basic and diluted net loss per limited partnership unit	$(5.98)	$(7.77)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2013

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total
Balance (deficit) at December 31, 2012	$(2,434)	$6,894	$4,460
Net loss	—	(502)	(502)

Balance (deficit) at March 31, 2013	$(2,434)	$6,392	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(502)	$(724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	948	1,108
Amortization of loan fees, included in interest expense	20	20
Loss on sale of real estate	20	—
Changes in certain assets and liabilities:
Accounts receivable	92	(26)
Deferred costs	—	(69)
Prepaid expenses and other assets	(203)	(370)
Accounts payable and other liabilities	(77)	(31)
Prepaid rent	(98)	140

Net cash provided by operating activities	200	48

Cash flows from investing activities:
Additions to real estate investments	(531)	(54)
Proceeds from sale of real estate	2,820	—

Net cash provided by (used) in investing activities	2,289	(54)

Cash flows from financing activities:
Notes payable principal payments	(271)	(257)

Net cash used in financing activities	(271)	(257)

Net increase (decrease) in cash and cash equivalents	2,218	(263)
Cash and cash equivalents at beginning of period	4,413	5,773

Cash and cash equivalents at end of period	$6,631	$5,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$701	$715

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$532	$161

Write-off of fully amortized deferred costs	$411	$11

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of real estate	$4,800	$—

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

As of March 31, 2013, there were 83,898 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2013 and December 31, 2012, and the consolidated results of operations and cash flows of the Partnership and its subsidiaries for the three months ended March 31, 2013 and 2012. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2013 and December 31, 2012, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012, and the consolidated statement of partners’ equity for the three months ended March 31, 2013.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Sales of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property or the determination that the property is held for sale. Each property is deemed a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2013		March 31, 2012
	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net loss	$—	$(502)	$(72)	$(652)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898
Basic and diluted loss per limited partnership unit		$(5.98)		$(7.77)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011 and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

No tenant represented more than 10% of the rental revenue for the three months ended March 31, 2013 or 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land	$6,406	$6,797
Land improvements	1,536	1,536
Buildings	46,970	55,145
Building and tenant improvements	11,820	13,272

	66,732	76,750
Less: accumulated depreciation	(29,004)	(31,673)

Total rental properties, net	$37,728	$45,077

As of March 31, 2013, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	Disposition of Rental Property

During the first quarter of 2013, the Partnership received an unsolicited offer to sell the Three Carnegie property. The sale was concluded on March 7, 2013 to an unrelated third party for a gross sales price of $8,000,000. The buyer paid the Partnership $3,200,000 in consideration and the balance was paid by the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days.

In accordance with the guidance relating to discontinued operations, the related operating results from this sold property are classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2013	2012
Operating revenue:
Rental income	$189	$263
Tenant reimbursements and other income	7	10

Total operating revenue	196	273

Expenses:
Operating	107	151
Depreciation & amortization	—	146
Loss on sale of property	20	—

Total expenses	127	297

Income (loss) from discontinued operations	69	(24)

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of March 31, 2012 and December 31, 2011)	$451	$451
Land held for development (approximately 4.1 acres of land as of March 31, 2012 and December 31, 2011)	1,036	1,036

Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000. Approximately $7,000 of land held for development was sold to the San Bernardino County Transportation Commission in 2012.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 6.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,654	$23,784
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,748	26,889

Total notes payable	$50,402	$50,673

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of March 31, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities on the Partnership’s notes payable as of March 31, 2013, are as follows (in thousands):

2013	$742
2014	1,165
2015	1,231
2016	47,264

Total	$50,402

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31,	March 31,
	2013	2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$71,000	$87,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	42,000	19,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	—	45,000
(v) a sales fee of 1% for all properties	80,000	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	29,000	30,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	9,000	10,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2013, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

Note 8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2013 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2012 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Overview

Tri-City Properties

As of March 31, 2013, our rental properties consist of eight office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet are office space, and 43,000 square feet are retail space.

Property	Type	Square Footage
One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
Bally’s Health Club (Bally’s)	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
Pat & Oscars	Restaurant	5,100
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076

Total		668,104

As of March 31, 2013, the weighted average occupancy of the twelve properties was 72%.

On March 7, 2013 the Partnership sold the Three Carnegie property. The sale to an unrelated party for a gross sales price of $8,000,000 included $3,200,000 paid in consideration and the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days.

Land

As of March 31, 2013, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Revenue

Rental revenue and other increased by $66,000, or 3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due primarily to increased occupancy at One Carnegie Plaza, Two Carnegie Plaza and One Parkside. Increases in occupancy of 14% at each property from the first quarter of 2012 to the first quarter of 2013 were partially offset by a decrease in occupancy of 6% at Lakeside Tower from the first quarter of 2012 to the first quarter of 2013. Overall occupancy of the portfolio increased from 67% for the quarter ended March 31, 2012 to 72% for the quarter ended March 31, 2013.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Tenant reimbursements decreased $31,000, or 18%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to decreased overtime HVAC requests and operating expense budgets lower reimbursable expenses which result in lower tenant reimbursements.

Expenses

Property operating expenses decreased $33,000, or 2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to lower repairs and maintenance costs across all properties.

Depreciation and amortization decreased by $15,000, or 2%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

General and administrative expenses decreased by $14,000, or 6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to lower investor relations costs.

Interest expense decreased by $14,000, or 2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a lower principal balance.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $6,631,000.

As of March 31, 2013, our liabilities include two notes payable with total borrowing of $50,402,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $41,335,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of March 31, 2013, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2013 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

Cash provided by operating activities was $200,000 for the three months ended March 31, 2013 as compared to $48,000 for the three months ended March 31, 2012 due to changes in certain assets and liabilities resulting from the sale of Three Carnegie.

Cash provided by investing activities was $2,289,000 for the three months ended March 31, 2013 primarily due to the sale of Three Carnegie on March 7, 2013, as compared to cash used in investing activities of $54,000 for the three months ended March 31, 2012, consisting of additions to real estate.

Cash used in financing activities was $271,000 for the three months ended March 31, 2013 as compared to $257,000 for the three months ended March 31, 2012. The increase in cash used in financing activities is due to increased principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2013, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Contractual Obligations

As of March 31, 2013, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	3 to 5 years	Total
Collateralized mortgage loans	$1,123	$24,384	$24,895	$50,402
Interest on indebtedness	2,764	$5,032	$116	7,912

Total	$3,887	$29,416	$25,011	$58,314

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$357	$560	$591	$22,146	$23,654
Collateralized fixed rate debt at 5.61%	385	605	640	25,118	26,748

As of March 31, 2013, we had cash and cash equivalents of $6,631,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Purchase Agreement, dated February 13, 2013 (the “Purchase Agreement”), between the Partnership, as seller, and 521 East 11th St. LLC and 1250 Fairfax LLC, as buyer (together, the “Buyer).

10.2	First Amendment to the Purchase Agreement, dated February 15, 2013, between the Partnership and the Buyer.

10.3	Second Amendment to the Purchase Agreement, dated February 27, 2013, between the Partnership and the Buyer.

10.4	Third Amendment to the Purchase Agreement, dated March 1, 2013, between the Partnership and the Buyer.

10.5	Fourth Amendment to the Purchase Agreement, dated March 5, 2013, between the Partnership and the Buyer.

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

By:	Rancon Financial Corporation
a California corporation, its General Partner

Date: May 15, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 15, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 10.1	Purchase Agreement, dated February 13, 2013 (the “Purchase Agreement”), between the Partnership, as seller, and 521 East 11th St. LLC and 1250 Fairfax LLC, as buyer (together, the “Buyer).

Exhibit 10.2	First Amendment to the Purchase Agreement, dated February 15, 2013, between the Partnership and the Buyer.

Exhibit 10.3	Second Amendment to the Purchase Agreement, dated February 27, 2013, between the Partnership and the Buyer.

Exhibit 10.4	Third Amendment to the Purchase Agreement, dated March 1, 2013, between the Partnership and the Buyer.

Exhibit 10.5	Fourth Amendment to the Purchase Agreement, dated March 5, 2013, between the Partnership and the Buyer.

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.