Form 10-Q
period 2013-06-30
RANCON REALTY FUND V
filed 2013-08-14
CIK 769131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Investments in real estate:
Rental properties	$66,498	$76,750
Accumulated depreciation	(29,418)	(31,673)

Rental properties, net	37,080	45,077
Land held for development	1,487	1,487

Total investments in real estate	38,567	46,564
Cash and cash equivalents	11,650	4,413
Accounts receivable, net	170	211
Deferred costs, net of accumulated amortization of $1,888 and $2,138 as of June 30, 2013 and December 31, 2012, respectively	1,716	2,172
Prepaid expenses and other assets	2,139	2,778

Total assets	$54,242	$56,138

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$50,127	$50,673
Accounts payable and other liabilities	671	793
Accounts payable - CIP	—	45
Prepaid rent	201	167

Total liabilities	50,999	51,678

Commitments and contingent liabilities (Note 7)
Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of June 30, 2013 and December 31, 2012	5,677	6,894

Total partners’ equity	3,243	4,460

Total liabilities and partners’ equity	$54,242	$56,138

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue
Rental revenue and other	$2,482	$2,434	$4,951	$4,837
Tenant reimbursements	106	146	244	314

Total operating revenue	2,588	2,580	5,195	5,151

Operating expenses
Property operating expenses	1,393	1,297	2,684	2,620
Depreciation and amortization	985	961	1,933	1,925
General and administrative	216	243	452	493

Total operating expenses	2,594	2,501	5,069	5,038

Operating income (loss)	(6)	79	126	113
Interest and other income	33	—	51	—
Interest expense (including amortization of loan fees)	(717)	(732)	(1,438)	(1,467)

Loss from Continuing Operations	$(690)	$(653)	$(1,261)	$(1,354)

Discontinued operations
Income (Loss) from discontinued operations	(25)	(33)	44	(56)

Net loss	$(715)	$(686)	$(1,217)	$(1,410)

Basic and diluted net loss per limited partnership unit	$(8.52)	$(7.35)	$(14.51)	$(15.13)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2013

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total
Balance (deficit) at December 31, 2012	$(2,434)	$6,894	$4,460
Net loss	—	(1,217)	(1,217)

Balance (deficit) at June 30, 2013	$(2,434)	$5,677	$3,243

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,217)	$(1,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,933	2,214
Amortization of loan fees, included in interest expense	41	40
Loss on sale of real estate	20	—
Changes in certain assets and liabilities:
Accounts receivable	21	(158)
Deferred costs	(64)	(308)
Prepaid expenses and other assets	219	(9)
Accounts payable and other liabilities	(110)	(76)
Prepaid rent	34	81

Net cash provided by operating activities	877	374

Cash flows from investing activities:
Additions to real estate investments	(714)	(142)
Proceeds from sale of real estate	7,620	—

Net cash provided by (used in) investing activities	6,906	(142)

Cash flows from financing activities:
Notes payable principal payments	(546)	(517)

Net cash used in financing activities	(546)	(517)

Net decrease in cash and cash equivalents	7,237	(285)
Cash and cash equivalents at beginning of period	4,413	5,773

Cash and cash equivalents at end of period	$11,650	$5,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,397	$1,427

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$949	$1,120

Write-off of fully amortized deferred costs	$569	$197

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

As of June 30, 2013, there were 83,898 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2013 and December 31, 2012, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2013 and 2012, the consolidated statement of partners’ equity for the six months ended June 30, 2013, and cash flows of the Partnership for the six months ended June 30, 2013 and 2012. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2013 and December 31, 2012, and the related consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the consolidated statement of partners’ equity for the six months ended June 30, 2013, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Sale of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is deemed a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of a disposal transaction or the property is classified as held for sale. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation.

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

Net (loss) income per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
(Loss) Income allocation:
Net loss	$—	$(715)	$(69)	$(617)	$—	$(1,217)	$(141)	$(1,269)
Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898
Basic and diluted loss per limited partnership unit		$(8.52)		$(7.35)		$(14.51)		$(15.13)

The calculation of net (loss) income per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

No tenant represented more than 10% of rental revenue for the six months ended June 30, 2013 or the six months ended June 30, 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land	$6,406	$6,797
Land and improvements	1,536	1,536
Buildings	46,969	55,145
Building and tenant improvements	11,587	13,272

	66,498	76,750
Less: accumulated depreciation	(29,418)	(31,673)

Total rental properties, net	$37,080	$45,077

As of June 30, 2013, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	DISPOSITION OF RENTAL PROPERTY

During the first quarter of 2013, the Partnership received an unsolicited offer to sell the Three Carnegie property. The sale was concluded on March 7, 2013 to an unrelated third party for a gross sales price of $8,000,000. The buyer paid the Partnership $3,200,000 in consideration at the time of sale and the balance was paid by the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum with a 60 day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

In accordance with the guidance relating to discontinued operations, the related operating results from this sold property are classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

Rancon Realty Fund V

Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Rental income	$—	$268	$189	$532
Tenant reimbursements and other income	(3)	(2)	4	7

Total operating revenue	(3)	266	193	539

Expenses:
Operating	22	154	129	305
Depreciation & amortization	—	145	—	290

Total expenses	22	299	129	595

Loss on sale of property	—	—	20	—

Income (loss) from discontinued operations	$(25)	$(33)	$44	$(56)

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of June 30, 2013 and December 31, 2012)	$451	$451
Land held for development (approximately 4.1 acres of land as of June 30, 2013 and December 31, 2012)	1,036	1,036

Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 6.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,522	$23,784
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,605	26,889

Total notes payable	$50,127	$50,673

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities on the Partnership’s notes payable as of June 30, 2013, are as follows (in thousands):

2013	$467
2014	$1,165
2015	$1,231
2016	$47,264

Total	$50,127

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Six Months Ended
	June 30, 2013	June 30, 2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$133,000	$154,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	48,000	24,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	39,000	123,000
(v) a sales fee of 1% for all properties	80,000	—
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	—	—
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	57,000	60,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	17,000	19,000

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2013, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2013 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of June 30, 2013, our rental properties consist of nine office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet are office space, and 43,000 square feet are retail space.

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

As of June 30, 2013, the weighted average occupancy of the thirteen properties was 72%.

On March 7, 2013 the Partnership sold the Three Carnegie property. The sale to an unrelated party for a gross sales price of $8,000,000 included $3,200,000 paid in consideration and the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60 day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

Land

As of June 30, 2013, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012

Revenue

Rental revenue and other increased by $48,000, or 2%, and $114,000, or 2%, for the three and six months ended June 30, 2013 compared with the same period in 2012 due to an increase in overall occupancy from 70% at June 30, 2012 to 72% at June 30, 2013. The main increases in occupancy were at One Parkside and Two Carnegie Plaza offset by slight decreases at other properties. Average occupancy for One Parkside and Two Carnegie Plaza for the first six months of 2013 compared to the six months of 2012 rose to 81% and 80% from 71% and 61% respectively.

Tenant reimbursements decreased $40,000, or 27%, and $70,000, or 22%, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. The decrease was primarily due to reduced overtime HVAC requests and operating expense budgets with lower reimbursable expenses which result in lower tenant reimbursements.

Expenses

Property operating expenses increased $96,000, or 7%, and $64,000, or 2%, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The increase was primarily due to higher utility, insurance and property tax expenses.

Depreciation and amortization increased $24,000, or 2%, and $8,000, or less than 1%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012.

General and administrative expenses decreased by $27,000, or 11%, and $41,000, or 8%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. The decrease for both periods is primarily due to decreased investor relations expenses.

Interest expense decreased by $15,000, or 2%, and $29,000, or 2%, for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. The decrease is due to lower principal balances.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $11,650,000.

As of June 30, 2013, our liabilities include two notes payable with total borrowing of $50,127,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $37,795,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2013, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2013 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the six months ended June 30, 2013, cash provided by operating activities was $877,000, as compared to cash provided by operating activities of $374,000 for the same period in 2012. This increase was primarily due to changes in certain assets and liabilities, notably deferred costs. For the six months ended June 30, 2013, cash provided by investing activities was $6,906,000, as compared to cash used in investing activities of $142,000 for the same period in 2012, due to the proceeds from the sale of Three Carnegie. For the six months ended June 30, 2013, cash used for financing activities was $546,000, as compared to cash used for financing activities of $517,000 for the same period in 2012, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of June 30, 2013, together with cash from operations, sales and financing, will be adequate to meet our operating requirements and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of June 30, 2013, our contractual obligations are as follows (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,139	$48,988	$50,127
Interest on indebtedness	2,748	4,467	7,215

Total	$3,887	$53,455	$57,342

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	2013	2014	2015	2016	Total
Collateralized fixed rate debt at 5.46%	$224	$560	$591	$22,147	$23,522
Collateralized fixed rate debt at 5.61%	243	605	640	25,117	26,605

As of June 30, 2013, we had cash and cash equivalents of $11,650,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V, a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: August 14, 2013	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: August 14, 2013	By:	/s/ Daniel L. Stephenson
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