Form 10-Q
period 2013-09-30
RANCON REALTY FUND V
filed 2013-11-14
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Investments in real estate:
Rental properties	$66,066	$76,750
Accumulated depreciation	(29,523)	(31,673)
Rental properties, net	36,543	45,077

Land held for development	1,487	1,487

Total investments in real estate	38,030	46,564

Cash and cash equivalents	11,306	4,413
Accounts receivable, net	101	211
Deferred costs, net of accumulated amortization of $1,834 and $2,138 as of September 30, 2013 and December 31, 2012, respectively	1,695	2,172
Prepaid expenses and other assets	2,551	2,778

Total assets	$53,683	$56,138

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$49,848	$50,673
Accounts payable and other liabilities	1,093	838
Prepaid rent	326	167

Total liabilities	51,267	51,678

Commitments and contingent liabilities (Note 8)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2013 and December 31, 2012	4,850	6,894

Total partners’ equity	2,416	4,460

Total liabilities and partners’ equity	$53,683	$56,138

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating revenue
Rental revenue and other	$2,577	$2,470	$7,528	$7,308
Tenant reimbursements	157	226	401	541
Total operating revenue	2,734	2,696	7,929	7,849

Operating expenses
Property operating expenses	1,717	1,751	4,401	4,372
Depreciation and amortization	927	921	2,860	2,845
General and administrative	217	198	669	692
Total operating expenses	2,861	2,870	7,930	7,909

Operating loss	(127)	(174)	(1)	(60)

Interest and other income	-	23	51	23
Interest expense (including amortization of loan fees)	(713)	(728)	(2,151)	(2,195)

Loss from continuing operations	(840)	(879)	(2,101)	(2,232)

Discontinued operations
Income (loss) from discontinued operations	13	(7)	57	(64)
Total income (loss) from Discontinued operations	13	(7)	57	(64)

Gain on sale of property	-	430	-	430

Net loss	$(827)	$(456)	$(2,044)	$(1,866)

Basic and diluted net loss per limited partnership unit	$(9.86)	$(4.60)	$(24.36)	$(19.73)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity
For the nine months ended September 30, 2013
(in thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2012	$(2,434)	$6,894	$4,460

Net loss	-	(2,044)	(2,044)

Balance (deficit) at September 30, 2013	$(2,434)	$4,850	$2,416

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,044)	$(1,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,860	3,278
Amortization of loan fees, included in interest expense	61	60
Loss on sale of Real Estate	20	(486)
Changes in certain assets and liabilities:
Accounts receivable	90	(1)
Deferred costs	(183)	(872)
Prepaid expenses and other assets	(193)	(470)
Accounts payable and other liabilities	231	411
Prepaid rent	159	136

Net cash provided by operating activities	1,001	190

Cash flows from investing activities:
Additions to real estate investments	(903)	(768)
Proceeds from sale of real estate	7,620	576

Net cash provided by (used in) investing activities	6,717	(192)

Cash flows from financing activities:
Notes payable principal payments	(825)	(781)

Net cash used in financing activities	(825)	(781)

Net increase (decrease) in cash and cash equivalents	6,893	(783)

Cash and cash equivalents at beginning of period	4,413	5,773

Cash and cash equivalents at end of period	$11,306	$4,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,090	$2,135

Supplemental disclosure of non-cash operating activities:
Write-off of fully depreciated rental property assets	$1,651	$1,517
Write-off of fully amortized deferred costs	$763	$283

Supplemental disclosure of non-cash investing activities:
Amounts included in accounts payable and accrued liabilities related to investments in real estate and capital expenditures	$81	$-

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

As of September 30, 2013, there were 83,898 Units (“Units”) outstanding.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2013 and December 31, 2012, and the consolidated results of operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2013 and 2012, the consolidated statement of partners’ equity for the nine months ended September 30, 2013, and cash flows of the Partnership for the nine months ended September 30, 2013 and 2012. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2013 and December 31, 2012, and the related consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated statement of partners’ equity for the nine months ended September 30, 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

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

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Net loss	$-	$(827)	$(70)	$(386)	$-	$(2,044)	$(211)	$(1,655)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(9.86)		$(4.60)		$(24.36)		$(19.73)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

No tenant represented more than 10% of rental revenue for the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Reference to 2012 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2012 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Land	$6,406	$6,797
Land and improvements	1,536	1,536
Buildings	46,969	55,145
Building and tenant improvements	11,155	13,272
	66,066	76,750
Less: accumulated depreciation	(29,523)	(31,673)
Total rental properties, net	$36,543	$45,077

As of September 30, 2013, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

Note 4.	DISPOSITION OF RENTAL PROPERTY

During the first quarter of 2013, the Partnership received an unsolicited offer to sell the Three Carnegie property. The sale was concluded on March 7, 2013 to an unrelated third party for a gross sales price of $8,000,000. The buyer paid the Partnership $3,200,000 in consideration at the time of sale and the balance was paid by the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000 bearing interest at the rate of 5.5% per annum with a 60 day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

In accordance with the guidance relating to discontinued operations, the related operating results from this sold property are classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

Rancon Realty Fund V
Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Rental income	$—	$263	$188	$794
Tenant reimbursements and other income	—	9	4	17
Total operating revenue	—	272	192	811

Expenses:
Operating	(13)	192	115	498
Depreciation & amortization	—	144	—	434
Total expenses	(13)	336	115	932

Gain (loss) on sale of property	—	57	(20)	57

Income (loss) from discontinued operations	$13	$(7)	$57	$(64)

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements
(Unaudited)

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of September 30, 2013 and December 31, 2012)	$451	$451

Land held for development (approximately 4.1 acres of land as of September 30, 2013 and December 31, 2012)	1,036	1,036

Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of an impairment provision of $820,000. The original cost of the land was $1,500,000 and subsequent improvements total $363,000.

Note 6.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,388	$23,784

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,460	26,889

Total notes payable	$49,848	$50,673

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender), is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities on the Partnership’s notes payable as of September 30, 2013, are as follows (in thousands):

2013	$188
2014	1,165
2015	1,231
2016	47,264

Total	$49,848

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30,	September 30,
	2013	2012
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$199,000	$229,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	50,000	32,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	61,000	330,000
(v) a sales fee of 1% for all properties, which was included in net gain on sale of property	80,000	6,000
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	-	-
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	85,000	90,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	26,000	29,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2013, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

RANCON REALTY FUND V,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements
(Unaudited)

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2013 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

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

Overview

Tri-City Properties

As of September 30, 2013, our rental properties consist of eight office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet are office space, and 43,000 square feet are retail space.

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

As of September 30, 2013, the weighted average occupancy of the twelve properties was 69%.

On March 7, 2013 the Partnership sold the Three Carnegie property. The sale to an unrelated party for a gross sale price of $8,000,000 included $3,200,000 paid in consideration and the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

Land

As of September 30, 2013, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012

Revenue

Rental revenue and other increased by $107,000, or 4%, and $220,000, or 3%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, primarily due to renewed leases at higher rents and a cancellation fee from a tenant who will be vacating in the fourth quarter of 2013.

Tenant reimbursements decreased $69,000, or 31%, and $140,000, or 26%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The decrease is primarily due to lower overtime HVAC billings and reduced recovery billings resulting from new base years being assigned to renewing tenants.

Expenses

Property operating expenses decreased $34,000, or 2%, and increased $29,000, or 1%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The decrease for the three months ended September 30, 2013 compared to the same period ended September 30, 2012 was due to lower repairs and maintenance costs. The increase for the nine months ended September 30, 2013 compared to the same period ended September 30, 2012 was due to higher electricity costs in the hot summer months, despite lower overtime HVAC use, which were somewhat offset by lower repairs and maintenance costs.

Depreciation and amortization increased $6,000, or 1%, and $15,000, or 1%, for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. The slight increase is primarily due to additional tenant improvements and lease commissions being depreciated.

General and administrative expenses increased by $19,000, or 10%, and decreased by $23,000, or 3%, for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. The increase in the 2013 quarter as compared to the same quarter in 2012 is primarily related to the timing of investor relations related expenses (printing, mailing, processing costs), while the decrease year-to-date 2013 over 2012 is primarily due to reduced legal and professional fees following the completion of the SBX project in 2012.

Interest expense decreased by $15,000, or 2%, and $44,000, or 2%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to normal principal amortization.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $11,306,000.

As of September 30, 2013, our liabilities include two notes payable with total borrowing of $49,848,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $37,400,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2013, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2013 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are not currently met, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes payable.

Cash flows

For the nine months ended September 30, 2013, cash provided by operating activities was $1,001,000, as compared to cash provided by operating activities of $190,000 for the same period in 2012. This increase was primarily due to an increase in revenues combined with changes in certain assets and liabilities, notably deferred costs. For the nine months ended September 30, 2013, cash provided by investing activities was $6,717,000, as compared to cash used in investing activities of $192,000 for the same period in 2012, primarily due to the proceeds from the sale of the Three Carnegie property. For the nine months ended September 30, 2013, cash used for financing activities was $825,000, as compared to cash used for financing activities of $781,000 for the same period in 2012, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of September 30, 2013, together with cash from operations, sales and financing, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use in leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of September 30, 2013, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,155	$48,693	$49,848
Interest on indebtedness	2,732	3,790	6,522
Total	$3,887	$52,483	$56,370

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

■	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

■	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

■
Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

■	Our belief that properties are competitive within our market;

■	Our expectation to achieve certain occupancy levels;

■	Our estimation of market strength;

■	Our knowledge of any material environmental matters; and

■
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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

■	market fluctuations in rental rates and occupancy;

■	reduced demand for rental space;

■	availability and creditworthiness of prospective tenants;

■	defaults or non-renewal of leases by customers;

■	differing interpretations of lease provisions regarding recovery of expenses;

■	increased operating costs;

■	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

■	failure to obtain necessary outside financing;

■
risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities); and

■	the unpredictability of both the frequency and final outcome of litigation.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2013	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$90	$560	$591	$22,147	$23,388
Collateralized fixed rate debt at 5.61%	$98	$605	$640	$25,117	$26,460

As of September 30, 2013, we had cash and cash equivalents of $11,306,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V,
a California limited partnership

By:

Rancon Financial Corporation

a California corporation,
its General Partner

Date: November 14, 2013	By:	/s/ Daniel L. Stephenson

Daniel L. Stephenson, President

Date: November 14, 2013	By:	/s/ Daniel L. Stephenson
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