Form 10-K
period 2013-12-31
RANCON REALTY FUND V
filed 2014-03-21
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2013

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 and one property which was sold in 2013 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned either by the Partnership or Fund IV. As of December 31, 2013, the Partnership has twelve properties consisting of eight office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

As of December 31, 2013, there were 83,898 limited partnership units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and shall continue until December 31, 2015, unless previously terminated in accordance with the provisions of the Partnership agreement. The Partnership intends to send a Consent Solicitation Statement to its Limited Partners to seek their consent to the dissolution of the Partnership prior to December 31, 2015. The dissolution will require the approval of Limited Partners holding 50% of the outstanding units. If the dissolution of the Partnership is approved by the Limited Partners, the General Partner will begin an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months after the Limited Partners have approved the dissolution. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be approved by the Limited Partners, or that it will be completed within a specified time frame if it is approved. The Partnership is not soliciting the consent of Limited Partners to the dissolution of the Partnership now; such solicitation can only be made after the Consent Solicitation Statement has been declared final in accordance with the SEC’s proxy rules.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance policies with respect to the properties. This coverage has policy specifications and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for "certified acts of terrorism" as defined in the Terrorism Risk Insurance Act of 2002, as amended and reauthorized to date; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2013 market view report from an independent broker the overall vacancy rate was 18% within the Inland Empire market as of December 31, 2013.

As of December 31, 2013, the Partnership owned twelve rental properties and approximately 4.4 acres of unimproved land.

Properties

The Partnership’s improved properties are as follows:

Property	Type	Square Footage

One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
784 East Hospitality	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
690 East Hospitality	Restaurant	5,100
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076
Total		668,104

The office buildings total approximately 668,000 square feet with occupancy of 60%, and the retail buildings total approximately 43,000 square feet with an average occupancy rate of 88%, as of December 31, 2013.

On March 7, 2013, the Partnership sold the Three Carnegie property. The sale to an unrelated party for a gross sale price of $8,000,000 included $3,200,000 paid in consideration and the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000, bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

As of December 31, 2013, no tenant accounts for more than 10% of the rental income generated by the Partnership’s properties for the year.

Weighted Average occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2013 were as follows:

	2013	2012	2011	2010	2009

One Carnegie Plaza	77%	78%	68%	70%	72%
Two Carnegie Plaza	66%	67%	65%	77%	82%
Carnegie Business Center II	36%	36%	36%	92%	100%
Lakeside Tower	80%	83%	84%	85%	72%
One Parkside	80%	73%	61%	61%	81%
784 East Hospitality	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail III	100%	100%	100%	100%	100%
Two Parkside	95%	100%	100%	71%	100%
690 East Hospitality	42%	100%	100%	100%	100%
Brier Corporate Center	45%	45%	84%	84%	84%
Three Parkside (placed into service January 2009)	28%	28%	28%	28%	0%

Weighted average occupancy	70%	70%	73%	76%	82%

Management is actively marketing for lease the vacant space in all of the buildings.

The annual effective rents per square foot for each of the five years ended December 31, 2013 were as follows:

	2013	2012	2011	2010	2009

One Carnegie Plaza	$18.32	$21.60	$21.27	$21.02	$20.90
Two Carnegie Plaza	$8.27	$19.11	$20.81	$18.81	$21.11
Carnegie Business Center II	$14.88	$15.43	$14.98	$16.56	$14.89
Lakeside Tower	$14.83	$18.82	$22.64	$20.50	$23.39
One Parkside	$15.89	$21.77	$15.44	$14.98	$20.95
784 East Hospitality	$15.64	$15.64	$15.64	$18.19	$18.19
Outback Steakhouse	$18.43	$18.43	$18.43	$16.75	$16.75
Palm Court Retail III	$21.85	$20.65	$21.41	$24.23	$24.23
Two Parkside	$17.50	$21.89	$20.47	$20.55	$9.12
690 East Hospitality	$0.00	$19.41	$19.41	$19.41	$19.41
Brier Corporate Center	$25.34	$24.74	$24.26	$23.67	$23.18
Three Parkside (Placed into service January 2009)	$30.83	$29.93	$29.06	$28.22	$0.00

Annual effective rent is calculated by dividing the aggregate of annualized December rental income for each tenant by the total square feet occupied at the property. 690 East Hospitality was not occupied as of December 2013.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2013:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date

Note payable #1				Principal &
Seven properties (listed below)	$23,252	Note	5.46%	Interest	1/1/2016

Note payable #2				Principal &
Four properties (listed below)	$26,313	Note	5.61%	Interest	5/1/2016

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza.

Land

As of December 31, 2013, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

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

Holders

As of December 31, 2013, there were 7,156 holders of Units.

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

There were no distributions during 2013 or 2012.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Substantially all of the balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2013, the Partnership has twelve properties which consisted of nine office buildings and four retail buildings.

Overview

Leasing activities

During 2013, management executed three new leases totaling 9,420 square feet of space and renewed ten leases totaling 50,584 square feet.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

Rental revenue and other decreased by $53,000, or 1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease is primarily due to overall slightly lower occupancy. Tenant reimbursements decreased by $90,000, or 14%, due primarily to decreased overtime HVAC expenses reimbursed by tenants.

Interest and other income was $51,000 for the year ended December 31, 2013 compared to $23,000 for the year ended December 31, 2012. The 2013 interest income is a result of the note receivable from the buyer of Three Carnegie. The note was fully repaid during the second quarter of 2013.

Expenses

Property operating expenses decreased slightly by $56,000, or 1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Depreciation and amortization also decreased slightly by $42,000, or 1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

General and administrative expenses decreased by $37,000, or 4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The primary reason for the decrease was lower professional fees, particularly related to the 2012 SBX light rail project.

Non-operating income / expenses

Interest expense decreased $59,000, or 2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to principle amortization.

Liquidity and Capital Resources

As of December 31, 2013, the Partnership had cash and cash equivalents of $10,323,000.

The Partnership’s liabilities at December 31, 2013, include two notes payable. The borrowings totaled approximately $49,565,000, collateralized by properties with an aggregate net carrying value of approximately $34,809,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2013 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 % per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

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

Management expects that the Partnership’s cash balance at December 31, 2013, together with cash from operations, sales and financings will be sufficient to finance the Partnership’s and the properties’ continuing operations and development plans on a short-term basis and for the reasonably foreseeable future. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Contractual Obligations

At December 31, 2013, we had contractual obligations as follows (in thousands):

	Less than	1 to 3
	1 year	years	Total
Collateralized mortgage loans	$1,171	$48,394	$49,565
Interest on indebtedness	2,716	3,117	5,833
Total	$3,887	$51,511	$55,398

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash flows

For the year ended December 31, 2013, cash provided by operating activities was up slightly to $415,000 as compared to $385,000 for the same period in 2012, an increase of $30,000. For the year ended December 31, 2013, cash provided by investing activities was $6,603,000 compared to cash used in investing activities of $697,000 for the same period in 2012. The change was due to the proceeds from the sale of Three Carnegie during the first quarter of 2013. For the year ended December 31, 2013, cash used in financing activities was $1,108,000 compared to cash used in financing activities of $1,048,000 for the year ended December 31, 2012. The slight increase was due to the natural increase in principal amortization payments.

Operationally, our primary source of funds consists of cash provided by rental activities. In March 2013, the Partnership sold the Three Carnegie property. Net cash provided to the Partnership from this transaction was $7,620,000. In September 2012, the Partnership sold approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Net cash provided to the Partnership from this transaction was $575,000, including a gain on the sale of land of $486,000.

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

Carrying value of rental properties and land held for development

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amount cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. The valuation of impaired real estate assets is determined using widely accepted valuation techniques including income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that would be required to replace the asset, as adjusted for obsolescence. In general, the Partnership considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

▪	Our intent to develop the remaining land to generate more operating income;

▪	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

▪	Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

▪	Our belief that our properties are competitive within our market;

▪	Our expectation to achieve certain occupancy levels;

▪	Our estimation of market strength;

▪	Our knowledge of any material environmental matters; and

▪	Our expectation that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

▪	market fluctuations in rental rates and occupancy;

▪	reduced demand for rental space;

▪	availability and creditworthiness of prospective tenants;

▪	defaults or non-renewal of leases by customers;

▪	differing interpretations of lease provisions regarding recovery of expenses;

▪	increased operating costs;

▪	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

▪	failure to obtain necessary outside financing; and

▪	the unpredictability of both the frequency and final outcome of litigation.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations. See Item 1A for further discussion.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rates

The Partnership expects that changes in market interest rates will not have a material impact on the performance or fair value of its portfolio due to their fixed nature.

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2014	2015	2016
	(in thousands)
Collateralized fixed rate debt at 5.46%	$514	$591	$22,147
Collateralized fixed rate debt at 5.61%	557	640	25,116

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report.

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 70, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2013, all such ownership reports were filed on a timely basis.

Code of Ethics

The Partnership has not adopted a "code of ethics" as defined in rules adopted by the SEC.  Because neither the Partnership nor the General Partner has any employees other than Daniel L. Stephenson, the Partnership has determined that adopting a code of ethics would not appreciably improve the Partnership's ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Item 11.	Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursement and distributions paid to related parties, reference is made to Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth beneficial holdings of Units by (i) the General Partners and (ii) all those known by us to be beneficial owners of more than 5% of the Units. The Partnership does not have any executive officers.

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	11,565 Units	13.78%

Units	Mackenzie Capital Management, LP 1640 School Street Moraga, CA 94566	8,392 Units (indirect ownership)*	10.00%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	**

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)***	**

*	Based on a review of the Partnership’s records, 24 entities that appear to be controlled by MacKenzie Capital Management, LP or its affiliates are the record owners of 8,392 Units in the aggregate.
**	Less than 1 percent
***	These Units are held by Streamside Investors, LP, of which Mr. Stephenson is the general partner.

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

During the years ended December 31, 2013 and 2012 no distributions were made to the General Partner. In both 2013 and 2012, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2013 and 2012, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2013 and 2012.

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

Audit Fees

The Partnership was billed $134,000 and $133,000 for audit services rendered by its registered public accounting firm for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm for the years ended December 31, 2013 and 2012.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Partners’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2013 and Notes thereto

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

RANCON REALTY FUND V, a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 21, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 21, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
General Partner

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULE

Page No.

Management’s Annual Report on Internal Control over Financial Reporting	20

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2013 and 2012	22

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	23

Consolidated Statements of Partners’ Equity for the years ended December 31, 2013 and 2012	24

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	25

Notes to Consolidated Financial Statements	26-35

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013 and Notes thereto	36-37

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2013.

March 21, 2014

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund V, a California Limited Partnership

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership, and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 21, 2014

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except units outstanding)

	2013	2012
Assets
Investments in real estate:
Rental properties	$65,417	$76,750
Accumulated depreciation	(29,608)	(31,673)
Rental properties, net	35,809	45,077

Land held for development	1,487	1,487

Total investments in real estate	37,296	46,564

Cash and cash equivalents	10,323	4,413
Note and accounts receivable, net	101	211
Deferred costs, net of accumulated amortization of $1,800 and $2,138 December 31, 2013 and 2012, respectively	1,667	2,172
Prepaid expenses and other assets	2,618	2,778

Total assets	$52,005	$56,138

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$49,565	$50,673
Accounts payable and other liabilities	591	793
Tenant and building improvements payable	-	45
Prepaid rent	165	167

Total liabilities	50,321	51,678

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2013 and 2012	4,118	6,894

Total partners’ equity	1,684	4,460

Total liabilities and partners’ equity	$52,005	$56,138

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

(in thousands, except per unit amounts and units outstanding)

	2013	2012

Operating revenue
Rental revenue and other	$9,757	$9,810
Tenant reimbursements	540	630
Total operating revenue	10,297	10,440

Operating expenses
Property operating expenses	5,693	5,749
Depreciation and amortization	3,751	3,793
General and administrative	877	914
Total operating expenses	10,321	10,456

Operating (loss) income	(24)	(16)

Interest and other income	51	23
Interest expense (including amortization of loan fees)	(2,860)	(2,919)

Loss from continuing operations	(2,833)	(2,912)

Discontinued Operations
Income (loss) from discontinued operations	57	(1,334)

Total Income (loss) from discontinued operations	57	(1,334)

Net Loss before gain on sale of property	$(2,776)	$(4,246)

Gain on sale of property	-	486
Net Loss	$(2,776)	$(3,760)

Basic and diluted net loss per limited partnership unit	$(33.09)	$(41.67)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2013 and 2012

(in thousands)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2011	(2,170)	10,390	8,220

Net loss	(264)	(3,496)	(3,760)

Balance (deficit) at December 31, 2012	(2,434)	6,894	4,460

Net loss	-	(2,776)	(2,776)

Balance (deficit) at December 31, 2013	$(2,434)	$4,118	$1,684

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

(in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(2,776)	$(3,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on sale of property	20	(486)
Depreciation and amortization	3,751	4,371
Amortization of loan fees, included in interest expense	81	80
Provision for impairment of real estate	-	1,173
Changes in certain assets and liabilities:
Accounts receivable	90	(86)
Deferred costs	(299)	(875)
Prepaid expenses and other assets	(260)	(238)
Accounts payable and other liabilities	(190)	115
Prepaid rent	(2)	91

Net cash provided by operating activities	415	385

Cash flows from investing activities:
Additions to real estate investments	(1,017)	(1,272)
Proceeds from sale of land and rental properties	7,620	575

Net cash provided by (used in) investing activities	6,603	(697)

Cash flows from financing activities:
Note payable principal payments	(1,108)	(1,048)

Net cash used in financing activities	(1,108)	(1,048)

Net increase (decrease) in cash and cash equivalents	5,910	(1,360)

Cash and cash equivalents at beginning of year	4,413	5,773

Cash and cash equivalents at end of year	$10,323	$4,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,779	$2,839

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$2,333	$1,933

Write-off of fully amortized deferred costs	$941	$421

Supplemental disclosure of non-cash investing activities:

Additions to real estate investments included in construction costs payable	$-	$45

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres (unaudited) of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres (unaudited) known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Substantially all of the balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2013, the Partnership has twelve properties consisting of eight office properties, a 25,000 square foot health club, two restaurants and a retail space.

In November 2005, in connection with a refinancing, the Partnership formed Rancon Realty Fund V Subsidiary LLC (“RRF V SUB”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the fourth quarter of 2005. The note is collateralized by seven properties (see Note 6) which have been contributed to RRF V SUB by the Partnership. Since RRF V SUB is wholly owned by the Partnership, the financial statements of RRF V SUB have been consolidated with those of the Partnership.

In April 2006, the Partnership formed Rancon Realty Fund V Subsidiary Two LLC (“RRF V SUB2”), a Delaware limited liability company which is wholly owned by the Partnership. The new entity was formed to satisfy certain lender requirements for a note obtained in the second quarter of 2006. The note is collateralized by four properties (see Note 6) which have been contributed to RRF V SUB2 by the Partnership. Since RRF V SUB2 is wholly owned by the Partnership, the financial statements of RRF V SUB2 have been consolidated with those of the Partnership.

As of December 31, 2013, there were 83,898 limited partnership interest (“Units”) outstanding.

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

December 31, 2013 and 2012

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2013 and 2012, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2013 and 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded impairment charges related to rental properties of $0 and $1,173,000 for the years ended December 31, 2013 and 2012, respectively.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2013, there was no impairment of the Partnership’s land held for development.

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

The estimated fair value of the rental properties was based on the Partnership’s current market information which was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on management’s understanding of market conditions and the experience of the management team, although actual results could differ significantly from management’s estimates. Additional impairments may be necessary in the future in the event that market conditions deteriorate and impact the drivers used to estimate fair value. The impairment charge recognized, which is shown below (in thousands), represents the difference between the carrying value and the estimated fair value for the years ended December 31, 2013 and 2012, respectively.

	2013	2012
Rental Properties	$-	$1,173

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

December 31, 2013 and 2012

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

The fair value disclosures below relate to the asset impaired as of December 31, 2012.

Nonrecurring Fair Value Measurements as of December 31, 2013 and 2012:

	2013		2012
	Assets/Liabilities at Fair Value		Assets/Liabilities at Fair Value
	Level 3	Total	Level 3	Total
Assets:
Rental properties		$-	$8,000,000	$8,000,000

The following table presents quantitative information about the Level 3 fair value measurements at December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
	Fair Value at	Valuation	Unobservable
Description	December 31, 2012	Technique	Inputs	Range

Rental Properties	$8,000,000	3rd Party Pricing	(A)	N/A

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

December 31, 2013 and 2012

Net Loss Per Limited Partnership Unit

Net loss per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2013		2012
Loss Allocation:	General Partner	Limited Partners	General Partner	Limited Partners
Gain on sale of property	$-	$-	$24	$462
Allocation of loss	-	(2,776)	(288)	(3,958)
Net loss	$-	$(2,776)	$(264)	$(3,496)
Weighted average number of limited partnership units outstanding during each year		83,898		83,898
Basic and diluted net loss per limited partnership unit		$(33.09)		$(41.67)
Basic and diluted income (loss) from discontinued operations per limited partnership unit		$0.68		$(14.31)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, and 2012.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration risk

As of December 31, 2013 and 2012, no tenant accounted for more than 10% of the rental income generated by the Partnership properties for the year.

Recent accounting pronouncement

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU No. 2013-07”). ASU No. 2013-07 requires an entity to use the liquidation basis of accounting when liquidation is determined to be imminent. The guidance in ASU 2013-07 would not be applied for limited-life entities unless an approved plan for liquidation differs from the plan for liquidation specified at the entity’s inception, primarily considering whether the entity would be compelled to sell its assets through liquidation in exchange for proceeds not commensurate with their fair value. ASU 2013-07 is effective for entities that determine liquidation is imminent during interim and annual reporting periods beginning after December 15, 2013, and early adoption is permitted. The Partnership has elected to adopt ASU 2013-07 as of December 31, 2013 and adoption of this update did not have an impact on the Partnership’s financial statements.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Land	$6,406	$6,797
Land improvements	1,536	1,536
Buildings	46,970	55,145
Building and tenant improvements	10,505	13,272
	65,417	76,750
Less: accumulated depreciation	(29,608)	(31,673)
Total rental properties, net	$35,809	$45,077

As of December 31, 2013, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. There were no impairment provisions recorded in the year ended December 31, 2013. As a result of an unsolicited offer, received subsequent to December 31, 2012, for the Three Carnegie property, an impairment charge of $1,173,000 was recognized in the year ended December 31, 2012.

In September 2012, the Partnership sold, in an all cash transaction approximately 21,000 square feet of land adjacent to Hospitality Lane to the San Bernardino County Transportation Commission (SANBAG) for construction of an express bus service (SBX). The bus service will run along Hospitality Lane thru the Tri-City project. Land with a basis of $90,000 was sold for total consideration of $585,000. Costs related to the sale included $10,000 in sale fees. A gain on the sale of property of $486,000 was allocated to the affected properties on a prorated basis. In conjunction with the purchase of the land, SANBAG also received a temporary easement for approximately 27,000 square feet of land for six months starting in August 2012 to be used for construction staging with consideration of $3,500 per month.

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

In accordance with the guidance relating to real estate sales, the related operating results from this sold property are classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Rancon Realty Fund V

Consolidated Statement of Operations

	Twelve Months Ended December 31, 2013
	2013	2012
Operating revenue:
Rental income	$188	$1,053
Tenant reimbursements and other income	4	17
Total operating revenue	192	1,070

Expenses:
Operating	115	653
Depreciation & amortization	—	578
Provision for Impairment	—	1,173
Total expenses	115	2,404

Gain (loss) on sale of property	(20)	—

Income (loss) from discontinued operations	$57	$(1,334)

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Land held for development
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 both as of December 31, 2013 and December 31, 2012)	$451	$451
Land held for development (approximately 4.1 acres of land both as of December 31, 2013 and December 31, 2012)	1,036	1,036
Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of an impairment provision of $820,000 at both December 31, 2013 and 2012.

Note 6.	NOTES PAYABLE

Notes payable as of December 31, 2013 and 2012, were as follows (in thousands):

	2013	2012
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,252	$23,784
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,313	26,889

Total notes payable	$49,565	$50,673

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender), is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of December 31, 2013, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities of the Partnership’s notes payable as of December 31, 2013, are as follows (in thousands):

2014	1,071
2015	1,231
2016	47,263

Total	$49,565

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 7. RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

		2013	2012

(i)	property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$255,000	$302,000
(ii)	construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	$50,000	52,000
(iii)	an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	$250,000	250,000
(iv)	leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	$128,000	350,000
(v)	a sales fee of 1% for all properties, which was included in net gain on sale of property	$80,000	6,000
(vi)	data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	$113,000	120,000
(vii)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	$34,000	38,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2013, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

RANCON REALTY FUND V,

A California Limited Partnership and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2013, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Note 9.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through December 2019. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$8,125
2015	7,143
2016	5,058
2017	3,954
2018	2,666
Thereafter	4,235

Total	$31,181

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I

		Initial Cost to		Cost Capitalized Subsequent		Gross Amount Carried
		Partnership		to Acquisition		at December 31, 2013
			Buildings				Buildings			Date		Life
			and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over

Rental Properties:
Commercial Office -
One Carnegie Plaza	(b)	$1,583	$-	$8,282	$-	$1,571	$8,294	$9,865	$4,585	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate		-	-	(1,657)	-	(256)	(1,401)	(1,657)	-
Two Carnegie Plaza	(c)	873	-	4,457	-	864	4,466	5,330	2,650	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II	(b)	544	-	2,512	-	544	2,512	3,056	1,483	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate		-	-	(299)	-	(41)	(258)	(299)	-
Lakeside Tower	(b)	834	-	10,450	-	824	10,460	11,284	6,048	Mar-88	6/3/85	3-40 yrs.
One Parkside	(c)	529	-	5,937	-	523	5,943	6,466	2,756	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(700)	-	(65)	(635)	(700)	-
Two Parkside	(c)	330	-	7,627	-	1,315	6,642	7,957	3,090	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		(36)	-	-	-	(36)	-	(36)	-
Brier Corporate Center	(c)	651	-	14,957	-	651	14,957	15,608	5,941	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(436)	-	-	(436)	(436)	-
Three Parkside		-	-	5,937	-	-	5,937	5,937	1,150	May-07	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(2,300)		-	(2,300)	(2,300)	-

Commercial Office -
784 East Hospitality	(b)	786	-	1,988	-	780	1,994	2,774	932	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse	(b)	-	-	834	-	157	677	834	286	Jan-96
Palm Court Retail #3	(b)	249	-	744	-	242	751	993	327	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate		-	-	(131)	-	-	(131)	(131)	-
690 East Hospitality	(b)	341	-	531	-	869	3	872	360	Nov-03	6/3/85	15-40 yrs.

	49,565	6,684	-	58,733	-	7,942	57,475	65,417	29,608
Land held for development:
0.3 acres	-	166	-	285	-	451	-	451	-	N/A	6/3/85	N/A
4.1 acres	-	1,500	-	356	-	1,856	-	1,856	-	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	-	-	-	(820)	-	(820)	-	(820)	-
	-	1,666	-	(179)	-	1,487	-	1,487	-

TOTAL	$49,565	$8,350	$-	$58,554	$-	$9,429	$57,475	$66,904	$29,608

(a)	The aggregate cost of land and buildings for federal income tax purposes is $113,714.
(b)	One Carnegie, Carnegie Business Center II, Lakeside Tower, 784 East Hospitality, Outback Steakhouse, Palm Court Retail III and 690 East Hospitality are collateral for debt in the aggregate amount of $23,252.
(c)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $26,313.

continued

RANCON REALTY FUND V,

A California Limited Partnership, and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2013and 2012:

	2013	2012
Investments in real estate:
Balance at beginning of year	$78,237	$80,160
Additions during year	1,017	1,272
Provision for impairment	-	(1,173)
Write-off of fully depreciated rental property	(2,333)	(1,933)
Sales of real estate	(10,017)	(89)

Balance at end of year	$66,904	$78,237

Accumulated Depreciation:

Balance at beginning of year	$31,673	$29,775
Additions charged to expense	3,229	3,831
Write-off of fully depreciated rental property	(2,333)	(1,933)
Sales of real estate	(2,961)	-

Balance at end of year	$29,608	$31,673

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

