Form 10-Q
period 2014-03-31
RANCON REALTY FUND V
filed 2014-05-12
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Investments in real estate:
Rental properties	$65,203	$65,417
Accumulated depreciation	(30,120)	(29,608)
Rental properties, net	35,083	35,809

Land held for development	1,487	1,487

Total investments in real estate	36,570	37,296

Cash and cash equivalents	9,595	10,323
Accounts receivable, net	122	101
Deferred costs, net of accumulated amortization of $1,793 and $1,800 as of March 31, 2014 and December 31, 2014, respectively	1,569	1,667
Prepaid expenses and other assets	2,837	2,618

Total assets	$50,693	$52,005

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$49,279	$49,565
Accounts payable and other liabilities	623	591
Prepaid rent	203	165

Total liabilities	50,105	50,321

Commitments and contingent liabilities (Note 8)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of March 31, 2014 and December 31, 2013	3,022	4,118

Total partners’ equity	588	1,684

Total liabilities and partners’ equity	$50,693	$52,005

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating revenue
Rental revenue and other	$2,047	$2,469
Tenant reimbursements	105	138
Total operating revenue	2,152	2,607

Operating expenses
Property operating expenses	1,277	1,291
Depreciation and amortization	841	948
General and administrative	425	236
Total operating expenses	2,543	2,475

Operating (loss) income	(391)	132

Interest and other income	-	18
Interest expense (including amortization of loan fees)	(705)	(721)

Loss from continuing operations	(1,096)	(571)

Discontinued operations
Income from discontinued operations	-	69

Net loss	$(1,096)	$(502)

Basic and diluted net loss per limited partnership unit	$(13.06)	$(5.98)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(2,434)	$4,118	$1,684

Net loss	-	(1,096)	(1,096)

Balance (deficit) at March 31, 2014	$(2,434)	$3,022	$588

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,096)	$(502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	841	948
Amortization of loan fees, included in interest expense	21	20
Loss on sale of real estate	-	20
Changes in certain assets and liabilities:
Accounts receivable	(21)	92
Deferred costs	(28)	-
Prepaid expenses and other assets	(219)	(203)
Accounts payable and other liabilities	32	(77)
Prepaid rent	38	(98)

Net cash (used in) provided by operating activities	(432)	200

Cash flows from investing activities:
Additions to real estate investments	(10)	(531)
Proceeds from sale of real estate	-	2,820

Net cash (used in) provided by investing activities	(10)	2,289

Cash flows from financing activities:
Notes payable principal payments	(286)	(271)

Net cash (used in) financing activities	(286)	(271)

Net (decrease) increase in cash and cash equivalents	(728)	2,218

Cash and cash equivalents at beginning of period	10,323	4,413

Cash and cash equivalents at end of period	$9,595	$6,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$684	$701

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$224	$532

Write-off of fully amortized deferred costs	$133	$411

Supplemental disclosure of non-cash investing activities:

Note receivable from sale of real estate	$-	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Note 1.	ORGANIZATION

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

As of March 31, 2014, there were 83,898 Units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2014 and December 31, 2013, the consolidated results of operations of the Partnership and its subsidiaries for the three months ended March 31, 2014 and 2013, the consolidated statement of partners’ equity for the three months ended March 31, 2014 and cash flows of the Partnership for the three months ended March 31, 2014 and 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2014 and December 31, 2013, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013, and the consolidated statement of partners’ equity for the three months ended March 31, 2014.

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

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2014		March 31, 2013
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners

Net loss	$-	$(1,096)	$-	$(502)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898

Basic and diluted loss per limited partnership unit		$(13.06)		$(5.98)

The calculation of net loss per Unit assumes that the loss otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, 2012 and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

One tenant, a legal firm, represented 10.3% of the rental revenue for the three months ended March 31, 2014. No tenant represented more than 10% of the rental revenue for the three months ended March 31, 2013.

Reference to 2013 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2013 audited consolidated financial statements on Form 10-K.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Note 3.	INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land	$6,406	$6,406
Land improvements	1,536	1,536
Buildings	46,970	46,970
Building and tenant improvements	10,291	10,505
	65,203	65,417
Less: accumulated depreciation	(30,120)	(29,608)
Total rental properties, net	$35,083	$35,809

As of March 31, 2014, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

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

In accordance with the guidance relating to discontinued operations, the related operating results from this sold property are classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

Rancon Realty Fund V
Consolidated Statement of Operations

	Three months ended March 31,
	2014	2013
Operating revenue:
Rental income	$—	$189
Tenant reimbursements and other income	—	7
Total operating revenue	—	196

Expenses:
Operating	—	107
Depreciation & amortization	—	—
Loss on sale of property	—	20
Total expenses	—	127

Income (loss) from discontinued operations	—	69

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of March 31, 2014 and December 31, 2013)	$451	$451
Land held for development (approximately 4.1 acres of land as of March 31, 2014 and December 31, 2013)	1,036	1,036
Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of an impairment provision of $820,000 as of March 31, 2014 and December 31, 2013.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Note 6.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$23,114	$23,252

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,165	26,313
Total notes payable	$49,279	$49,565

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of March 31, 2014, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities on the Partnership’s notes payable as of March 31, 2014, are as follows (in thousands):

2014	785
2015	1,231
2016	47,263
Total	$49,279

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Note 7.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31,	March 31,
	2014	2013

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$54,000	$71,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	8,000	42,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	63,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	7,000	-
(v) a sales fee of 1% for all properties	-	80,000
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	-	-
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	30,000	29,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	8,000	9,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2014, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at March 31, 2014 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2013 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015 in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently, the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

Overview

Tri-City Properties

As of March 31, 2014, our rental properties consist of eight office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet are office space, and 43,000 square feet are retail space.

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

For the three months ended March 31, 2014, the weighted average occupancy of the twelve properties was 62%.

Land

As of March 31, 2014, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenue

Rental revenue and other decreased by $422,000, or 17%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to decreased occupancy. Occupancy at March 31, 2014 was 64% compared to occupancy at March 31, 2013 of 72%.

Tenant reimbursements decreased $33,000, or 24%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to decreased occupancy as well as reduced overtime HVAC.

Expenses

Property operating expenses decreased slightly by $14,000, or 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to lower repairs and maintenance costs across all properties.

Depreciation and amortization decreased by $107,000, or 11%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 due to assets which were previously fully depreciated.

General and administrative expenses increased by $189,000, or 80%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily due to higher investor relations costs primarily relating to the dissolution proxy.

Interest expense decreased by $16,000, or 2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to regular principal amortization.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $9,595,000.

As of March 31, 2014, our liabilities include two notes payable with total borrowing of $49,279,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $36,162,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred.  If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership.  As of March 31, 2014, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at March 31, 2014 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash flows

Cash used in operating activities was $432,000 for the three months ended March 31, 2014 as compared to cash provided by operating activities of $200,000 for the three months ended March 31, 2013 due to an increase in net loss related to decreased occupancy and the dissolution proxy solicitation costs.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Cash used in investing activities was $10,000 for the three months ended March 31, 2014 as compared to cash provided by investing activities of $2,289,000 for the three months ended March 31, 2013 primarily due to the sale of Three Carnegie on March 7, 2013 and lower capital expenditures in the three months ended March 31, 2014 compared to the same period ended March 31, 2013.

Cash used in financing activities was $286,000 for the three months ended March 31, 2014 as compared to $271,000 for the three months ended March 31, 2013. The increase in cash used in financing activities is due to increased principal payments on notes payable.

Our expectation is that cash and cash equivalents as of March 31, 2014, together with cash from operations, sales and financing, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

Contractual Obligations

As of March 31, 2014, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,187	$48,092	$49,279
Interest on indebtedness	2,700	$2,448	5,148
Total	$3,887	$50,540	$54,427

We are unaware of any demands, commitments, events or uncertainties, which might affect capital resources in any material respect. In addition, we are not subject to any covenants pursuant to our collateralized debt that would constrain our ability to obtain additional capital.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

▪	Our belief that cash and cash generated by operations, sales and financing will be sufficient to meet our operating requirements in both the short and the long-term;

▪	Our expectation that changes in market interest rates will not have a material impact on the performance or the fair value of our portfolio;

▪	Our belief that certain claims and lawsuits which have arisen against us in the normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

▪	Our belief that properties are competitive within our market;

▪	Our expectation to achieve certain occupancy levels;

▪	Our estimation of market strength;

▪	Our knowledge of any material environmental matters; and

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

▪	Our expectation that lease provisions may permit us to increase rental rates or other charges to tenants in response to rising prices, and therefore serve to reduce exposure to the adverse effects of inflation.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

▪	market fluctuations in rental rates and occupancy;

▪	reduced demand for rental space;

▪	availability and creditworthiness of prospective tenants;

▪	defaults or non-renewal of leases by customers;

▪	differing interpretations of lease provisions regarding recovery of expenses;

▪	increased operating costs;

▪	changes in interest rates and availability of financing that may render the sale or financing of a property difficult or unattractive;

▪	failure to obtain necessary outside financing;

▪	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities); and

▪	the unpredictability of both the frequency and final outcome of litigation.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We assume no obligation to update or supplement any forward looking-statement.

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$377	$591	$22,146	$23,114
Collateralized fixed rate debt at 5.61%	408	640	25,117	26,165

As of March 31, 2014, we had cash and cash equivalents of $9,595,000.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467), is incorporated herein by reference.

3	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-K dated March 27, 2014, file number 0-16467), is incorporated herein by reference.

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	May 12, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	May 12, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 2	Plan of Liquidation of the Partnership dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 3	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-K dated March 27, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

