Form 10-Q
period 2014-06-30
RANCON REALTY FUND V
filed 2014-08-11
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐    Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Investments in real estate:
Rental properties	$64,865	$65,417
Accumulated depreciation	(30,354)	(29,608)
Rental properties, net	34,511	35,809

Land held for development	1,487	1,487

Total investments in real estate	35,998	37,296

Cash and cash equivalents	9,517	10,323
Accounts receivable, net	73	101
Deferred costs, net of accumulated amortization of $1,903 and $1,800 as of June 30, 2014 and December 31, 2013, respectively	1,617	1,667
Prepaid expenses and other assets	2,478	2,618

Total assets	$49,683	$52,005

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$48,988	$49,565
Accounts payable and other liabilities	718	591
Prepaid rent	148	165

Total liabilities	49,854	50,321

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of June 30, 2014 and December 31, 2013	2,263	4,118

Total partners’ equity (deficit)	(171)	1,684

Total liabilities and partners’ equity	$49,683	$52,005

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating revenue
Rental revenue and other	$2,219	$2,482	$4,266	$4,951
Tenant reimbursements	150	106	255	244
Total operating revenue	2,369	2,588	4,521	5,195

Operating expenses
Property operating expenses	1,367	1,393	2,644	2,684
Depreciation and amortization	823	985	1,665	1,933
General and administrative	236	216	660	452
Total operating expenses	2,426	2,594	4,969	5,069

Operating (loss) income	(57)	(6)	(448)	126

Interest and other income	-	33	-	51
Interest expense (including amortization of loan fees)	(702)	(717)	(1,407)	(1,438)

Loss from continuing operations	(759)	(690)	(1,855)	(1,261)

Discontinued operations
(Loss) Income from discontinued operations	-	(25)	-	44

Net loss	$(759)	$(715)	$(1,855)	$(1,217)

Basic and diluted net loss per limited partnership unit	$(9.05)	$(8.52)	$(22.11)	$(14.51)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

3

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the six months ended June 30, 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(2,434)	$4,118	$1,684

Net loss	-	(1,855)	(1,855)

Balance (deficit) at June 30, 2014	$(2,434)	$2,263	$(171)

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,855)	$(1,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,665	1,933
Amortization of loan fees, included in interest expense	41	41
Loss on sale of real estate	-	20
Changes in certain assets and liabilities:
Accounts receivable	28	21
Deferred costs	(206)	(64)
Prepaid expenses and other assets	140	219
Accounts payable and other liabilities	127	(110)
Prepaid rent	(17)	34

Net cash (used in) provided by operating activities	(77)	877

Cash flows from investing activities:
Additions to real estate investments	(152)	(714)
Proceeds from sale of real estate	-	7,620

Net cash (used in) provided by investing activities	(152)	6,906

Cash flows from financing activities:
Notes payable principal payments	(577)	(546)

Net cash used in financing activities	(577)	(546)

Net (decrease) increase in cash and cash equivalents	(806)	7,237

Cash and cash equivalents at beginning of period	10,323	4,413

Cash and cash equivalents at end of period	$9,517	$11,650

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,366	$1,397

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$704	$949

Write-off of fully amortized deferred costs	$153	$569

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

As of June 30, 2014, there were 83,898 Units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 15, 2015, in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of June 30, 2014 and December 31, 2013, and the consolidated results of operations of the Partnership and its subsidiaries for the three and six months ended June 30, 2014 and 2013, the consolidated statement of partners’ equity for the six months ended June 30, 2014, and cash flows of the Partnership for the six months ended June 30, 2014 and 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of June 30, 2014 and December 31, 2013, and the related consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the consolidated statement of partners’ equity for the six months ended June 30, 2014, and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.

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

Sale of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is deemed a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of a disposal transaction or the property is classified as held for sale. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”) clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU No. 2014-08 during the second quarter of 2014. Our adoption of ASU No. 2014-08 did not have a material impact on our consolidated financial statements.

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

Net (Loss) Income Per Limited Partnership Unit

Net loss income per Unit is calculated using the weighted average number of Units outstanding during the period and the limited partners’ allocable share of the net loss.

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Loss allocation:	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners

Gain (loss) on sale of property	$-	$-	$-	$(25)	$-	$-	$-	$44
Allocation of loss	$-	$(759)	$-	$(690)	$-	$(1,855)	-	(1,261)

Net loss	$-	$(759)	$-	$(715)	$-	$(1,855)	$-	$(1,217)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898

Basic and diluted loss from continued operations per limited partnership unit		$(9.05)		$(8.22)		$(22.11)		$(15.03)

Basic and diluted income (loss) from discontinued operations per limited partnership unit		$-		$(0.30)		$-		$0.52

Total basic and diluted loss per limited partnership unit		$(9.05)		$(8.52)		$(22.11)		$(14.51)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of June 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2010, 2011, 2012 and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

No tenant represented more than 10% of rental revenue for the six months ended June 30, 2014 or the six months ended June 30, 2013.

Reference to 2013 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2013 audited consolidated financial statements on Form 10-K.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for the reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Partnership early adopted ASU No. 2014-08 during the second quarter of 2014. The Parrtneship’s adoption of ASU No. 20014-08 did not have a material impact on its consolidated financial statements.

Note 3.                 INVESTMENTS IN REAL ESTATE

Rental properties consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land	$6,406	$6,406
Land and improvements	1,536	1,536
Buildings	46,970	46,970
Building and tenant improvements	9,953	10,505
	64,865	65,417
Less: accumulated depreciation	(30,354)	(29,608)
Total rental properties, net	$34,511	$35,809

As of June 30, 2014, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2.).

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

In accordance with the guidance relating to discontinued operations, the related operating results from this sold property were classified as discontinued operations in the accompanying consolidated statements of operations as follows (in thousands):

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Rancon Realty Fund V

Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Rental income	$—	$—	$—	$189
Tenant reimbursements and other income	—	(3)	—	4
Total operating revenue	—	(3)	—	193

Expenses:
Operating	—	22	—	129
Depreciation & amortization	—	0	—	0
Total expenses	—	22	—	129

Loss on sale of property	—	—	—	20

Income (loss) from discontinued operations	$—	$(25)	$—	$44

Note 5.	LAND HELD FOR DEVELOPMENT

Land held for development consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
East Lake Restaurant Pad (includes approximately 0.3 acres of land with a cost basis of $166 as of June 30, 2014 and December 31, 2013)	$451	$451
Land held for development (approximately 4.1 acres of land as of June 30, 2014 and December 31, 2013)	1,036	1,036
Total land held for development	$1,487	$1,487

The book basis of the land held for development is shown net of impairment provision of $820,000 as of June 30, 2014 and December 31, 2013.

Note 6.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$22,975	$23,252

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	26,013	26,313
Total notes payable	$48,988	$49,565

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2014, the Partnership has not been notified by the lender that a triggering event has occurred.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The annual maturities on the Partnership’s notes payable as of June 30, 2014, are as follows (in thousands):

2014	$493
2015	1,231
2016	47,264
Total	$48,988

Note 7.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Six Months Ended
	June 30,	June 30,
	2014	2013

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$105,000	$133,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	8,000	48,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	125,000	125,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	38,000	39,000
(v) a sales fee of 1% for all properties	-	80,000
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	-	-
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	37,000	57,000
(ix) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	20,000	17,000

As of June 30, 2014, $38,000 is payable to Glenborough LLC and is included in accounts payable and other liabilities on the accompanying consolidated balance sheet.

On October 1, 2010, Glenborough Holdings, LLC (“Glenborough Holdings”) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of June 30, 2014, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at June 30, 2014 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

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

Overview

Tri-City Properties

As of June 30, 2014, our rental properties consist of eight office and four retail properties, aggregating approximately 670,000 rentable square feet, of which 625,000 square feet are office space, and 45,000 square feet are retail space.

Property	Type	Square Footage

One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	112,716
One Parkside	Four-story office building	70,068
784 East Hospitality	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
690 East Hospitality	Restaurant	7,118
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076
Total		670,122

As of June 30, 2014, the weighted average occupancy of the thirteen properties was 63%. 690 East Hospitality was remodeled by a new tenant and increased in size from 5,100 square feet to 7,118 square feet during the second quarter of 2014.

Land

As of June 30, 2014, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013

Revenue

Rental revenue and other decreased by $263,000, or 11%, and $685,000, or 14%, for the three and six months ended June 30, 2014 compared with the same period in 2013 due to decreased occupancy. Overall, occupancy at June 30, 2014 was 63% compared to occupancy at June 30, 2013 of 72%. Most notable were Two Parkside, which had occupancy of 70.8% at June 30, 2014 compared to 100% at June 30, 2013 resulting in a decrease in rental revenue and other of $153,000 and $261,000 for the three and six months ended June 30, 2014, respectively, compared with the same period in 2013, and Two Carnegie, which had occupancy of 53.3% at June 30, 2014 compared to 79.6% at June 30, 2013 resulting in a decrease in rental revenue and other of $112,000 and $253,000 for the three and six months ended June 30, 2014, respectively, compared with the same period in 2013.

Tenant reimbursements increased $44,000, or 42%, and $11,000, or 5%, for the three and six months ended June 30, 2014 compared with the same period in 2013 due to higher expense reimbursement from tenants due to lease renewals.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Expenses

Property operating expenses decreased $26,000, or 2%, and $40,000, or 1%, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decrease was primarily due to lower janitorial and repairs and maintenance costs.

Depreciation and amortization decreased $162,000, or 16%, and $268,000, or 14%, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, due to assets becoming fully depreciated.

General and administrative expenses increased by $20,000 or 9%, and $208,000, or 46%, for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013. The increase is primarily due to higher investor relations expenses and costs associated with the dissolution of the partnership.

Interest expense decreased by $15,000, or 2%, and $31,000, or 2%, for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to regular principal amortization.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $9,517,000.

As of June 30, 2014, our liabilities include two notes payable with total borrowing of $48,988,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $35,663,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000, bears interest at a fixed rate of 5.46% and is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000, bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of June 30, 2014, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at June 30, 2014 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash flows

For the six months ended June 30, 2014, cash used in operating activities was $77,000, as compared to cash provided by operating activities of $877,000 for the same period in 2013. The decrease was primarily due to a higher net loss and increases in deferred costs. For the six months ended June 30, 2014, cash used in investing activities was $152,000, as compared to cash provided by investing activities of $6,906,000 for the same period in 2013, due to the proceeds from the sale of Three Carnegie in 2013. For the six months ended June 30, 2014, cash used in financing activities was $577,000 as compared to cash used in financing activities of $546,000 for the same period in 2013, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of June 30, 2014, together with cash from operations, sales and financing, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

Operationally, our primary source of funds consists of cash provided by rental activities. Other sources of funds may include permanent financing and property sales. Cash generated from property sales is generally added to our cash reserves, pending use for leasing costs at the properties or distribution to the partners.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Contractual Obligations

As of June 30, 2014, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,203	$47,785	$48,988
Interest on indebtedness	2,684	1,783	4,467
Total	$3,887	$49,568	$53,455

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	2014	2015	2016	Total

Collateralized fixed rate debt at 5.46%	$237	$591	$22,147	$22,975
Collateralized fixed rate debt at 5.61%	256	640	25,117	26,013

As of June 30, 2014, we had cash and cash equivalents of $9,517,000.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position,cash flow or results of operations.

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

RANCON REALTY FUND V,
a California limited partnership

		By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date:	August 11, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date:	August 11, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX RANCON REALTY FUND V, A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 2	Plan of Liquidation of the Partnership dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 3	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-K dated March 27, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

