Form 10-Q
period 2014-09-30
RANCON REALTY FUND V
filed 2014-11-13
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Investments in real estate:
Rental properties	$-	$65,417
Accumulated depreciation	-	(29,608)
Rental properties, net	-	35,809

Land held for development	-	1,487

Total investments in real estate	-	37,296

Cash and cash equivalents	$8,570	$10,323
Accounts receivable, net	-	101
Deferred costs, net of accumulated amortization of $699 and $1,800 as of September 30, 2014 and December 31, 2013, respectively	108	1,667
Prepaid expenses and other assets	-	2,618
Assets held for sale	40,094	-

Total assets	$48,772	$52,005

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$48,693	$49,565
Accounts payable and other liabilities	119	591
Prepaid rent	-	165
Liabilities reltated to assets held for sale	1,169	-

Total liabilities	49,981	50,321

Commitments and contingent liabilities (Note 6)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of September 30, 2014 and December 31, 2013	1,225	4,118

Total partners’ equity (deficit)	(1,209)	1,684

Total liabilities and partners’ equity	$48,772	$52,005

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Discontinued Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Rental revenue and other	$2,331	$2,577	$6,597	$7,716
Tenant reimbursements	156	157	411	405
Total revenue	2,487	2,734	7,008	8,121

Expenses
Property operating expenses	1,798	1,704	4,442	4,516
Depreciation and amortization	826	927	2,491	2,860
General and administrative	204	217	864	669
Total expenses	2,828	2,848	7,797	8,045

Loss	(341)	(114)	(789)	76

Interest and other income	-	-	-	51
Interest expense (including amortization of loan fees)	(697)	(713)	(2,104)	(2,151)
Loss from discontinued operations	(1,038)	(827)	(2,893)	(2,024)

Loss on sale of property	-	-	-	(20)
Net loss	$(1,038)	$(827)	$(2,893)	$(2,044)

Basic and diluted net loss per limited partnership unit	$(12.37)	$(9.86)	$(34.48)	$(24.36)

Weighted average number of limited partnership units outstanding	83,898	83,898	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the nine months ended September 30, 2014

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2013	$(2,434)	$4,118	$1,684

Net loss	-	(2,893)	(2,893)

Balance (deficit) at September 30, 2014	$(2,434)	$1,225	$(1,209)

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,893)	$(2,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,491	2,860
Amortization of loan fees, included in interest expense	61	61
Loss on sale of real estate	-	20
Changes in certain assets and liabilities:
Accounts receivable	(6)	90
Deferred costs	(308)	(183)
Prepaid expenses and other assets	(254)	(193)
Accounts payable and other liabilities	532	231
Prepaid rent	(1)	159

Net cash (used in) provided by operating activities	(378)	1,001

Cash flows from investing activities:
Additions to real estate investments	(503)	(903)
Proceeds from sale of real estate	-	7,620

Net cash (used in) provided by investing activities	(503)	6,717

Cash flows from financing activities:
Notes payable principal payments	(872)	(825)

Net cash used in financing activities	(872)	(825)

Net (decrease) increase in cash and cash equivalents	(1,753)	6,893

Cash and cash equivalents at beginning of period	10,323	4,413

Cash and cash equivalents at end of period	$8,570	$11,306

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,043	$2,090

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$928	$1,651
Write-off of fully amortized deferred costs	$251	$763

Supplemental disclosure of non-cash investing activities:

Amounts included in accounts payable and accrued liabilities related to investments in real estate and capital expenditures	$182	$81

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

As of September 30, 2014, there were 83,898 Units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 15, 2015, in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

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

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of September 30, 2014 and December 31, 2013, and the consolidated results of discontinued operations of the Partnership and its subsidiaries for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of partners’ equity for the nine months ended September 30, 2014, and cash flows of the Partnership for the nine months ended September 30, 2014 and 2013. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of September 30, 2014 and December 31, 2013, and the related consolidated statements of discontinued operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of partners’ equity for the nine months ended September 30, 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership periodically classifies real estate as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2014, the Partnership had eight office properties and four retail properties classified as held for sale on the consolidated balance sheet.

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

Net loss per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners	General Partner	Limited Partners
Loss allocation:

Net loss	$-	$(1,038)	$-	$(827)	$-	$(2,893)	$-	$(2,044)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898		83,898		83,898

Basic and diluted loss per limited partnership unit		$(12.37)		$(9.86)		$(34.48)		$(24.36)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration Risk

No tenant represented more than 10% of rental revenue for the nine months ended September 30, 2014 or the nine months ended September 30, 2013.

Reference to 2013 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2013 audited consolidated financial statements on Form 10-K.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for the reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Partnership is currently assessing the impact, if any, that the adoption of this standard will have and will adopt the standard on January 1, 2015.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised good or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for the Partnership in the first quarter of 2017, with no early adoption permitted. The Partnership is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

Note 3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner has begun an orderly liquidation of the Partnership’s assets and began actively marketing all 12 buildings for sale. In accordance with the current guidance, the related assets and liabilities of the Partnership’s properties have been classified as held for sale on the accompanying balance sheet as follows:

Reconciliation of the CarryingAmounts of Assets and Liabilities

of the Discontinued Operations that were Disclosed in the Notes to Financial Statements to Total Assets and Liabilities of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

September 30,
2014

Carrying amounts of major classes of assets included as part of discontinued operations:

Investments in real estate, net	$35,634

Accounts receivable, net	107
Deferred costs, net of accumulated amortization	1,481
Prepaid expenses and other assets	2,872

Total assets classified as held for sale	$40,094

Carrying amounts of major classes of liabilities included as part of discontinued operations:

Accounts payable and other liabilities	$1,005
Prepaid rent	164

Total liabilities	$1,169

Investments in real estate held for sale consist of the following (in thousands):

September 30,
2014
Land	$7,893
Land and improvements	1,536
Buildings	46,970
Building and tenant improvements	10,081
66,480
Less: accumulated depreciation	(30,846)
Total investments in real estate, net	$35,634

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2014, the Partnership’s investments in real estate included eight office properties and four retail properties and approximately 4.4 acres of land (see detailed listing of properties in Item 2. Properties).

Note 4.	Notes Payable

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$22,833	$23,252

Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	25,860	26,313
Total notes payable	$48,693	$49,565

Note payable #1 is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender), is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2014, the Partnership has not been notified by the lender that a triggering event has occurred.

The annual maturities on the Partnership’s notes payable as of September 30, 2014, are as follows (in thousands):

2014	$199
2015	1,231
2016	47,263

Total	$48,693

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

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Nine Months Ended
	September 30,	September 30,
	2014	2013
(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$174,000	$199,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	8,000	50,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	187,000	187,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	83,000	61,000
(v) a sales fee of 1% for all properties, which was included in net gain on sale of property	-	80,000
(vi) a financing services fee of 1% of the gross loan amount which would be included in deferred costs on the accompanying consolidated balance sheets	-	-
(vii) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	90,000	85,000
(viii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	20,000	26,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of September 30, 2014, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at September 30, 2014 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

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

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 15, 2015, in accordance with the terms of a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner has begun an orderly liquidation of the Partnership’s assets. Management anticipates that the Partnership will complete the sale of its properties within 12-18 months from when the dissolution was approved. However, because of numerous uncertainties, the liquidation process may take longer or shorter than expected. Dissolution can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the liquidation will be completed within a specified time frame.

All properties are currently being marketed for sale and are classified as assets held for sale.

Overview

Tri-City Properties

As of September 30, 2014, our rental properties consist of eight office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet are office space, and 43,000 square feet are retail space.

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

As of September 30, 2014, the weighted average occupancy of the twelve properties was 63%.

All rental properties (and the land discussed below) are currently being marketed for sale by the Partnership and have been classified as assets held for sale.

Land

As of September 30, 2014, the Partnership owned approximately 4.4 acres of land. Although the current market environment is not conducive to office development, the market will continue to be monitored with the intent to position the land for future development.

Results of Operations

Comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013

Revenue

Rental revenue and other decreased by $246,000, or 10%, and $1,119,000, or 15%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, primarily due to lower occupancy.

There was only a minimal variance in tenant reimbursements year over year, resulting in a decrease of $1,000, or 1%, and an increase of $6,000, or 1%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 respectively. The minimal decrease in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 are the result of lower overtime HVAC billings, offset by increased billings for operating expenses. The increase in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is the result of increased billings for operating expenses.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

Expenses

Property operating expenses increased $94,000, or 6%, and decreased $74,000, or 2%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The increase in the three months is primarily due to increased utility costs and the decrease year-to-date is primarily due to lower janitorial and repairs and maintenance costs.

Depreciation and amortization decreased $101,000, or 11%, and $369,000, or 13%, for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013. The decrease is due to previously fully depreciated assets.

General and administrative expenses decreased by $13,000, or 6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower investor relations expenses. General and administrative expenses increased by $195,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to expenses related to the dissolution of the Partnership.

Interest expense decreased by $16,000, or 2%, and $47,000, or 2%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to normal principal amortization.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $8,570,000.

As of September 30, 2014, our liabilities include two notes payable with total borrowing of $48,693,000. These notes are collateralized by properties with an aggregate net carrying value of approximately $35,300,000. Note payable #1 matures in January 2016, requires monthly principal and interest payments of $151,000 and bears interest at a fixed rate of 5.46% and is collateralized by Bally’s Health Club, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, Pat & Oscars, Palm Court Retail III and One Carnegie Plaza. Note payable #2 matures in May 2016, requires monthly principal and interest payments of $173,000 and bears interest at a fixed rate of 5.61% and is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender) is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of September 30, 2014, we have not been notified by the lender that a triggering event has occurred.

We are contingently liable for subordinated real estate commissions payable to the General Partner in the aggregate amount of $102,000 at September 30, 2014 for sales that transpired in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the conditions under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Cash flows

For the nine months ended September 30, 2014, cash used in operating activities was $378,000, as compared to cash provided by operating activities of $1,001,000 for the same period in 2013. This decrease was primarily due to a decrease in revenues combined with changes in certain assets and liabilities, notably deferred costs. For the nine months ended September 30, 2014, cash used in investing activities was $503,000, as compared to cash provided by investing activities of $6,717,000 for the same period in 2013, primarily due to the proceeds from the sale of the Three Carnegie property in 2013. For the nine months ended September 30, 2014, cash used for financing activities was $872,000, as compared to cash used for financing activities of $825,000 for the same period in 2013, related to the principal payments on notes payable.

Our expectation is that cash and cash equivalents as of September 30, 2014, together with cash from operations, sales and financing, will be adequate to meet our operating requirements on a short-term basis and for the reasonably foreseeable future. There can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet operating requirements.

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

Contractual Obligations

As of September 30, 2014, our contractual obligations are as follows (in thousands):

	Less than
	1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,220	$47,473	$48,693
Interest on indebtedness	2,716	3,117	5,833
Total	$3,936	$50,590	$54,526

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

For debt obligations, the table below presents required principal payments and interest rates by expected maturity dates.

	Expected Maturity Date
	2014	2015	2016	Total
	(in thousands)
Collateralized fixed rate debt at 5.46%	$96	$591	$22,146	$22,833
Collateralized fixed rate debt at 5.61%	$103	$640	$25,117	$25,860

As of September 30, 2014, we had cash and cash equivalents of $8,570,000.

Item 4.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: November 13, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: November 13, 2014	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 2	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 3	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-K dated March 27, 2014, file number 0-16467), is incorporated herein by reference.

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

