Form 10-K
period 2014-12-31
RANCON REALTY FUND V
filed 2015-03-24
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to

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

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Other than two properties which were sold in 2005 and one property which was sold in 2013 to third parties by the Partnership and Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof are separately owned either by the Partnership or Fund IV. As of December 31, 2014, the Partnership has twelve properties consisting of eight office properties, and four retail buildings. The Partnership’s properties are more fully described in Item 2.

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

As of December 31, 2014, there were 83,898 limited partnership units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold. With the sale of all of the properties, dissolution will continue but can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specific time frame.

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

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

●	any environmental assessments of our properties may not have revealed all potential environmental liabilities,
●	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or
●	an environmental condition may otherwise exist as to any one or more of these properties.

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

The Inland Empire consists of approximately 24.5 million square feet of office space and is generally broken down into two major markets, Inland Empire East and Inland Empire West. Tri-City is located within the Inland Empire East market. According to a fourth quarter 2014 market view report from an independent broker the overall vacancy rate was 17% within the Inland Empire market as of December 31, 2014.

As of December 31, 2014, the Partnership owned twelve rental properties and approximately 4.4 acres of unimproved land.

Properties

The Partnership’s improved properties, all of which are held for sale as of December 31, 2014, are as follows:

Property	Type	Square Footage

One Carnegie Plaza	Two two-story office buildings	107,276
Two Carnegie Plaza	Two-story office building	68,957
Carnegie Business Center II	Two two-story office buildings	50,867
Lakeside Tower	Six-story office building	118,090
One Parkside	Four-story office building	70,068
784 East Hospitality	Health club facility	25,000
Outback Steakhouse (Outback)	Restaurant	6,500
Palm Court Retail III	Retail	6,004
Two Parkside	Three-story office building	82,039
690 East Hospitality	Restaurant	7,118
Brier Corporate Center	Three-story office building	104,501
Three Parkside	Two-story office building	29,076
Total		675,496

The office buildings total approximately 630,000 square feet with occupancy of 63%, and the retail buildings total approximately 45,000 square feet with an occupancy rate of 100%, as of December 31, 2014.

On March 7, 2013, the Partnership sold the Three Carnegie property. The sale to an unrelated party for a gross sale price of $8,000,000 included $3,200,000 paid in consideration and the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000 bearing interest at the rate of 5.5% per annum, with a 60-day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

As of December 31, 2014, no tenant accounts for more than 10% of the rental income generated by the Partnership’s properties for the year.

Weighted average occupancy rates for the Partnership’s buildings for each of the five years ended December 31, 2014 were as follows:

	2014	2013	2012	2011	2010

One Carnegie Plaza	68%	77%	78%	68%	70%
Two Carnegie Plaza	52%	66%	67%	65%	77%
Carnegie Business Center II	39%	36%	36%	36%	92%
Lakeside Tower	85%	80%	83%	84%	85%
One Parkside	70%	80%	73%	61%	61%
784 East Hospitality	100%	100%	100%	100%	100%
Outback Steakhouse	100%	100%	100%	100%	100%
Palm Court Retail III	100%	100%	100%	100%	100%
Two Parkside	71%	95%	100%	100%	71%
690 East Hospitality	67%	42%	100%	100%	100%
Brier Corporate Center	45%	45%	45%	84%	84%
Three Parkside	28%	28%	28%	28%	28%

Weighted average occupancy	64%	70%	70%	73%	76%

Management is actively marketing for lease the vacant space in all of the buildings.

The annual effective rents per square foot for each of the five years ended December 31, 2014 were as follows:

	2014	2013	2012	2011	2010

One Carnegie Plaza	$20.89	$18.32	$21.60	$21.27	$21.02
Two Carnegie Plaza	$18.43	$8.27	$19.11	$20.81	$18.81
Carnegie Business Center II	$13.14	$14.88	$15.43	$14.98	$16.56
Lakeside Tower	$21.16	$14.83	$18.82	$22.64	$20.50
One Parkside	$17.34	$15.89	$21.77	$15.44	$14.98
784 East Hospitality	$15.64	$15.64	$15.64	$15.64	$18.19
Outback Steakhouse	$18.43	$18.43	$18.43	$18.43	$16.75
Palm Court Retail III	$22.52	$21.85	$20.65	$21.41	$24.23
Two Parkside	$24.87	$17.50	$21.89	$20.47	$20.55
690 East Hospitality	$23.26	$0.00	$19.41	$19.41	$19.41
Brier Corporate Center	$25.94	$25.34	$24.74	$24.26	$23.67
Three Parkside	$26.41	$30.83	$29.93	$29.06	$28.22

Annual effective rent is calculated by dividing the aggregate of annualized December rental income by the respective total square feet occupied at the property as of December 31.

The Partnership’s properties are owned by the Partnership subject to the following first deeds of trust as of December 31, 2014:

Collateral	Outstanding balance	Mortgage	Fixed Interest rate	Monthly payment	Maturity date

Note payable #1				Principal &
Seven properties (listed below)	$22,690	Note	5.46%	Interest	1/1/2016

Note payable #2				Principal &
Four properties (listed below)	$25,705	Note	5.61%	Interest	5/1/2016

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza. Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Management used the proceeds from the sales of the properties (the last of which closed on March 20, 2015) to pay down the debt in total prior to the respective maturity dates.

Land

As of December 31, 2014, the Partnership owned approximately 4.4 acres of land, a portion of which is undeveloped and the remainder is used as parking lots. As of December 31, 2014, the land is held for sale.

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

Holders

As of December 31, 2014, there were 7,156 holders of Units.

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

There were no distributions during 2014 or 2013.

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

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Substantially all of the balance of Tri-City is owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership. As of December 31, 2014, the Partnership has twelve properties which consisted of nine office buildings and four retail buildings, all of which are classified as held for sale.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 15, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold. With the sale of all of the properties, dissolution will continue but can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specific time frame.

Overview

Leasing activities

During 2014, management executed nine new leases totaling 50,412 square feet of space and renewed four leases totaling 16,960 square feet.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenue

Rental revenue and other decreased by $1,191,000, or 12%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease is primarily due to a decrease in occupancy and the March 2013 sale of Three Carnegie. Tenant reimbursements increased by $28,000, or 5%, due primarily to increased billings for operating expenses due to older base years and increased expenses at some properties, offset by lower billings for overtime HVAC.

No interest income was recognized for the year ended December 31, 2014, as compared to $51,000 in interest income for the year ended December 31, 2013. The 2013 interest income is a result of the note receivable from the buyer of Three Carnegie. The note was fully repaid during the second quarter of 2013.

Expenses

Property operating expenses were flat for the year ended December 31, 2014 compared to the year ended December 31, 2013. Property operating expenses for properties operated throughout both twelve month periods increased by approximately $100,000, or 2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased utility costs.

Depreciation and amortization decreased $1,260,000, or 34%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to previously fully depreciated assets as well as no depreciation or amortization being recorded on assets held for sale.

General and administrative expenses increased $281,000, or 32%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to expenses related to the pending dissolution of the Partnership.

Non-operating income / expenses

Interest expense decreased $63,000, or 2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to principle amortization.

Liquidity and Capital Resources

As of December 31, 2014, the Partnership had cash and cash equivalents of $7,125,000.

The Partnership’s liabilities at December 31, 2014, include two notes payable. The borrowings totaled approximately $48,395,000, collateralized by properties with an aggregate net carrying value of approximately $34,868,000.

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 as of December 31, 2014 for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative, non-compounded return of 12 % per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Following the sale of the final properties on March 20, 2015, management will continue with dissolution of the Partnership and distribute any remaining net proceeds to the partners.

Contractual Obligations

At December 31, 2014, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	Total
Collateralized mortgage loans	$1,132	$47,263	$48,395
Interest on indebtedness	2,650	467	3,117
Total	$3,782	$47,730	$51,512

The Partnership knows of no demands, commitments, events or uncertainties, which might affect its capital resources in any material respect. In addition, the Partnership is not subject to any covenants pursuant to its secured debt that would constrain its ability to obtain additional capital.

Cash flows

For the year ended December 31, 2014, cash used in operating activities was $805,000 as compared to cash provided by operating activities of $415,000 for the year ended December 31, 2013. This decrease was primarily due to a decrease in revenues combined with changes in certain assets and liabilities, notably deferred costs. For the year ended December 31, 2014, cash used in investing activities was $1,223,000, representing capital and tenant improvement costs, as compared to cash provided by investing activities of $6,603,000 for the year ended December 31, 2013, due to the proceeds of the sale from the Three Carnegie property in 2013, net of capital and tenant improvement costs. For the year ended December 31, 2014, cash used in financing activities was $1,170,000 which compares to $1,108,000 for the year ended December 31, 2013.

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

For debt obligations, the table below presents principal cash flows by expected maturity dates.

	Expected Maturity Date
	2015	2016
	(in thousands)
Collateralized fixed rate debt at 5.46%	$489	$22,201
Collateralized fixed rate debt at 5.61%	643	25,062

The Partnership does not own any derivative instruments.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the general partners of the Partnership. Mr. Stephenson is the Director, President, Chief Executive Officer and Chief Financial Officer of RFC.

Mr. Stephenson, age 71, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from RFC’s inception, held the position of Director. In addition, Mr. Stephenson was President, Chief Executive Officer and Chief Financial Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which acquired a portfolio of assets from the Resolution Trust Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership, the Partnership believes that, during the fiscal year ended December 31, 2014, all such ownership reports were filed on a timely basis.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Glenborough Property Partners, LLC 400 South El Camino Real, Suite 1100 San Mateo, CA 94402	11,565 Units	13.78%

Units	Mackenzie Capital Management, LP 1640 School Street Moraga, CA 94566	8,605 Units (indirect ownership)*	10.25%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	3 Units (direct)	**

Units	Daniel L. Stephenson (IRA) 41391 Kalmia, Suite 200, Murrieta, CA 92562	100 Units (direct)***	**

* Based on a review of the Partnership’s records, 24 entities that appear to be controlled by MacKenzie Capital Management, LP or its affiliates are the record owners of 8,605 Units in the aggregate.

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

During the years ended December 31, 2014 and 2013 no distributions were made to the General Partner. In both 2014 and 2013, the Partnership paid fees, as described in more detail in Note 6 to the consolidated financial statements attached hereto as an exhibit, to Glenborough LLC, an affiliate of Glenborough Property Partners, LLC, which holds 13.78% of the Units. Other than the fees paid to Glenborough LLC in 2014 and 2013, the Partnership did not incur any expenses or costs reimbursable to any related person of the Partnership during the fiscal years ended December 31, 2014 and 2013.

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

Audit Fees

The Partnership was billed $141,000 and $137,000 for audit services rendered by its registered public accounting firm for the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

The Partnership did not incur audit-related fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

Tax Fees

The Partnership did not incur tax fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

All Other Fees

The Partnership did not incur any other fees for services provided by its registered public accounting firm for the years ended December 31, 2014 and 2013.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

Management’s Annual Report on Internal Control over Financial Reporting

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Discontinued Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Partners’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2014 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3)	Exhibits:

(2.1)	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467, is incorporated herein by reference).

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Sixth Amendment to the Amended and Restated Agreement of the Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8K dated March 27, 2014, file number 0-16467, is incorporated herein by reference).

(3.5)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RANCON REALTY FUND V, a California Limited Partnership

	By:	Rancon Financial Corporation
a California corporation
its General Partner

Date: March 24, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: March 24, 2015	By:	/s/ Daniel L. Stephenson
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2014.

March 24, 2015

Report of Independent Registered Public Accounting Firm

To The General Partner of

Rancon Realty Fund V, a California Limited Partnership:

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rancon Realty Fund V, a California Limited Partnership, and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, in accordance with the terms of the Partnership Agreement the Partnership has entered into a process of dissolution. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 24, 2015

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except units outstanding)

	2014	2013
Assets
Investments in real estate:
Rental properties	$-	$65,417
Accumulated depreciation	-	(29,608)
Rental properties, net	-	35,809

Land held for development	-	1,487

Total investments in real estate	-	37,296

Cash and cash equivalents	7,125	10,323
Note and accounts receivable, net	-	101
Deferred costs, net of accumulated amortization of $719 and $1,800 December 31, 2014 and 2013, respectively	88	1,667
Prepaid expenses and other assets	162	2,618
Assets held for sale	40,621	-
Total assets	$47,996	$52,005

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$48,395	$49,565
Accounts payable and other liabilities	194	591
Tenant and building improvements payable	-	-
Prepaid rent	-	165
Liabilities related to assets held for sale	651	-
Total liabilities	49,240	50,321

Commitments and contingent liabilities (Note 7)

Partners’ Equity (Deficit):
General Partner	(2,434)	(2,434)
Limited partners, 83,898 limited partnership units outstanding as of December 31, 2014 and 2013	1,190	4,118

Total partners’ equity	(1,244)	1,684

Total liabilities and partners’ equity	$47,996	$52,005

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Discontinued Operations

For the years ended December 31, 2014 and 2013

(in thousands, except per unit amounts and units outstanding)

	2014	2013

Revenue
Rental revenue and other	$8,754	$9,945
Tenant reimbursements	572	544
Total revenue	9,326	10,489

Expenses
Property operating expenses	5,808	5,808
Depreciation and amortization	2,491	3,751
General and administrative	1,158	877
Total expenses	9,457	10,436

Loss	(131)	53

Interest and other income	-	51
Interest expense (including amortization of loan fees)	(2,797)	(2,860)

Loss from discontinued operations	(2,928)	(2,756)

Loss on sale of property	-	(20)
Net Loss	$(2,928)	$(2,776)

Basic and diluted net loss per limited partnership unit	$(34.90)	$(33.09)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Partners’ Equity

For the years ended December 31, 2014 and 2013

(in thousands)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2012	(2,434)	6,894	4,460

Net loss	-	(2,776)	(2,776)

Balance (deficit) at December 31, 2013	(2,434)	4,118	1,684

Net loss	-	(2,928)	(2,928)

Balance (deficit) at December 31, 2014	$(2,434)	$1,190	$(1,244)

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

(in thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(2,928)	$(2,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on sale of property	-	20
Depreciation and amortization	2,491	3,751
Amortization of loan fees, included in interest expense	81	81
Changes in certain assets and liabilities:
Note and accounts receivable	(56)	90
Deferred costs	(406)	(299)
Prepaid expenses and other assets	(75)	(260)
Accounts payable and other liabilities	90	(190)
Prepaid rent	(1)	(2)

Net cash (used in) provided by operating activities	(804)	415

Cash flows from investing activities:
Additions to real estate investments	(1,224)	(1,017)
Proceeds from sale of land and rental properties	-	7,620

Net cash (used in) provided by investing activities	(1,224)	6,603

Cash flows from financing activities:
Note payable principal payments	(1,170)	(1,108)

Net cash used in financing activities	(1,170)	(1,108)

Net (decrease) increase in cash and cash equivalents	(3,198)	5,910

Cash and cash equivalents at beginning of year	10,323	4,413

Cash and cash equivalents at end of year	$7,125	$10,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,716	$2,779

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$1,391	$2,333

Write-off of fully amortized deferred costs	$349	$941

The accompanying notes are an integral part of these consolidated financial statements

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

As of December 31, 2014, there were 83,898 limited partnership interest (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold. With the sale of all of the properties, dissolution will continue but can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specific time frame.

Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.

Allocation of Net Income and Net Loss

Allocation of net income and net loss is made pursuant to the terms of the Partnership Agreement. Generally, net income and net losses from operations are allocated 90% to the limited partners and 10% to the General Partner; however, if the limited partners or the General Partner would have, as a result of an allocation of cumulative net losses, a deficit balance in their capital accounts, then net losses shall not be allocated to the limited partners or the General Partner, as the case may be, so as to create a capital account deficit, but such losses shall be allocated to the limited partners or General Partner with positive capital account balances until the positive capital account balances of such other partners are reduced to zero. However, if deficits are the result of cumulative distributions in excess of earnings, losses will continue to be allocated to the General Partner. Capital accounts shall be determined after taking into account all other allocations and distributions for the fiscal year.

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Basis of Accounting and Consolidation

The accompanying consolidated financial statements present the consolidated financial position of the Partnership and its wholly-owned subsidiaries as of December 31, 2014 and 2013, and the consolidated statements of operations, of partners’ equity and of cash flows of the Partnership and its wholly-owned subsidiaries for the years ended December 31, 2014 and 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Rental Properties

Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that such amounts cannot be recovered based on undiscounted cash flows, excluding interest, in which case the carrying value of the property is reduced to its estimated fair value. Estimated fair value is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates applied to annualized net operating income based upon the age, construction and use of the building. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations. Rental properties are reviewed for impairment whenever there is a triggering event and at least annually. The Partnership recorded no impairment charges related to rental properties for the years ended December 31, 2014 and 2013, respectively.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Depreciation is provided using the straight-line method over the useful lives of the respective assets. The useful lives are as follows:

Building and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease, or the estimated useful life of the improvement
Furniture and equipment	5 to 7 years

Construction In Progress and Land Held for Development

Construction in progress and land held for development are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value is computed using estimated sales price, based upon market values for comparable properties and considers the cost to complete and the estimated fair value of the completed project. Construction in progress and land held for development are reviewed for impairment whenever there is a triggering event and at least annually. At December 31, 2014, there was no impairment of the Partnership’s land held for development.

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

Sale of Real Estate

The Partnership periodically classified real estate as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of real estate as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset at the lower of fair value or the depreciated balance had the asset never been classified as held for sale and depreciation expense is reinstated. As of December 31, 2014, the Partnership had eight office properties and four retail properties classified as held for sale on the consolidated balance sheet.

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Net loss per Unit is as follows (in thousands, except for weighted average shares and per share amounts):

	2014		2013
	General Partner	Limited Partners	General Partner	Limited Partners
Loss Allocation:

Net loss	$-	$(2,928)	$-	$(2,776)

Weighted average number of limited partnership units outstanding during each year		83,898		83,898

Basic and diluted net loss per limited partnership unit		$(34.90)		$(33.09)

As discussed in Note 1, because distributions of available cash have exceeded cumulative earnings and the General Partner has a deficit, the General Partner would restore that deficit in liquidation.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual Partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, and 2013.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Concentration risk

As of December 31, 2014 and 2013, no tenant accounted for more than 10% of the rental income generated by the Partnership properties for the year.

Recent accounting pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g. a disposal of a major geographical area, a major line of business, a major equity method investment of other major parts of an entity). ASU No. 2014-08 is effective prospectively for the reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Partnership is currently assessing the impact, if any, that the adoption of this standard will have and will adopt the standard on January 1, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for the Partnership the first quarter of 2017, with no early adoption permitted. The Partnership is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In response to the Limited Partners May 8, 2014 approval of the dissolution of the Partnership, the General Partner began an orderly liquidation of the Partnership’s assets and all properties were sold as of March 20, 2015. In accordance with the guidance, the related assets and liabilities of the Partnership’s properties have been classified as held for sale on the accompanying balance sheet as follows:

Reconciliation of Total Assets and Liabilities

of the Properties Held for Sale

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

December 31
2014

Carrying amounts of major classes of assets included as part of assets held for sale:

Investments in real estate: Rental properties net	$36,355

Accounts receivable, net	157
Deferred costs, net of accumulated amortization of	1,578
Prepaid expenses and other assets	2,531

Total assets classified as held for sale	$40,621

Carrying amounts of major classes of liabilities included as part of assets held for sale:

Accounts payable and other liabilities	$487
Prepaid rent	164

Total liabilities	$651

Investments in real estate held for sale consist of the following (in thousands):

December 31,
2014
Land	$7,893
Land improvements	1,536
Buildings	46,970
Building and tenant improvements	10,338
66,737
Less: accumulated depreciation	(30,382)
Total rental properties, net	$36,355

As of December 31, 2014, the Partnership’s rental properties included eight office properties and four retail properties (see detailed listing of properties in Item 2. Properties).

The Partnership conducts a comprehensive review of all real estate assets in accordance with the guidance related to accounting for the impairment or disposal of long lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset for instances where book value exceeded the estimated fair value. There were no impairment provisions recorded in the years ended December 31, 2014 and 2013.

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 4.	DISPOSITION OF RENTAL PROPERTY

During the first quarter of 2013, the Partnership received an unsolicited offer to sell the Three Carnegie property. The sale was concluded on March 7, 2013 to an unrelated third party for a gross sales price of $8,000,000. The buyer paid the Partnership $3,200,000 in consideration at the time of the sale and the balance was paid by the buyer’s issuance of a promissory note to the Partnership in the amount of $4,800,000 bearing interest at the rate of 5.5% per annum with a 60 day maturity and an election to extend the maturity date for an additional sixty days. The note was repaid during the second quarter of 2013.

Note 5.	NOTES PAYABLE

Notes payable as of December 31, 2014 and 2013, were as follows (in thousands):

	2014	2013
Note payable #1 collateralized by first deeds of trust on seven properties. The note has a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$22,690	$23,252
Note payable #2 collateralized by first deeds of trust on four properties. The note has a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	25,705	26,313
Total notes payable	$48,395	$49,565

Note payable #1 is collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza and Note payable #2 is collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. Both loan documents provide that if a debt service coverage ratio of 1.2 to 1 (as calculated by the lender), is not maintained, the lender has the right to notify the Partnership that a triggering event has occurred. If a triggering event has occurred, the lender would have certain rights to retain revenues generated by the property in excess of property operating expenses, taxes, insurance, capital improvement costs and debt service as additional cash collateral, rather than returning such amounts to the Partnership. As of December 31, 2014, the Partnership has not been notified by the lender that a triggering event has occurred. As buildings were sold in 2015, the proceeds were applied to the notes payable and upon closing of the sale of the office buildings on March 20, 2015, the notes were completely repaid.

The annual maturities of the Partnership’s notes payable as of December 31, 2014, are as follows (in thousands):

2015	1,132
2016	47,263
Total	$48,395

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 6.	RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

		2014	2013

(i)	property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$232,000	$255,000
(ii)	construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	$50,000	50,000
(iii)	an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	$250,000	250,000
(iv)	leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	$134,000	128,000
(v)	a sales fee of 1% for all properties, which was included in net gain on sale of property	$-	80,000
(vi)	data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	$119,000	113,000
(vii)	engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	$20,000	34,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2014, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

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

RANCON REALTY FUND V

A California Limited Partnership, and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Other Matters

The Partnership is contingently liable for subordinated real estate commissions payable to the General Partner in the amount of $102,000 at December 31, 2014, for sales that occurred in previous years. The subordinated real estate commissions are payable only after the limited Partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 12% per annum on their adjusted invested capital. Since the circumstances under which these commissions would be payable are considered remote, the liability has not been recognized in the accompanying consolidated financial statements; however, the amount will be recorded when and if it becomes probable.

Note 8.	LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire at various dates through August 2023. In addition to monthly base rents, several of the leases provide for additional contingent rents based upon a percentage of sales levels attained by the tenants. Future minimum rents under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$8,291
2016	6,188
2017	4,967
2018	3,463
2019	1,976
Thereafter	4,159
Total	$29,044

Note 9.	SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Partnership finalized the sale of four Retail buildings and all of the office properties. 690 E. Hospitality was sold on January 15, 2015 for $3,100,000, Outback was sold on January 23, 2015 for $2,024,000, Palm Retail 3 was sold on March 12, 2015 for $2,400,000. The remaining retail and all office properties were sold in one transaction on March 20, 2015 for $66,775,000. Net proceeds were used first to pay down the respective note payable and prepayment penalties. Any remaining proceeds will be distributed to the partners after deducting reserves for projected remaining dissolution costs of the partnership.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to		Cost Capitalized		Gross Amount Carried at
		Partnership		Subsequent to Acquisition		December 31, 2014
			Buildings				Buildings			Date		Life
			and		Carrying		and	(a)	Accumulated	Construction	Date	Depreciated
Description	Encumbrances	Land	Improvements	Improvements	Cost	Land	Improvements	Total	Depreciation	Began	Acquired	Over

Rental Properties:
Commercial Office -
One Carnegie Plaza	(b)	$1,583	$-	$8,094	$-	$1,571	$8,106	$9,677	$4,440	Aug-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate		-	-	(1,657)	-	(256)	(1,401)	(1,657)	-
Two Carnegie Plaza	(c)	873	-	4,492	-	864	4,501	5,365	2,709	Jan-88	6/3/85	3-40 yrs.
Carnegie Business Center II	(b)	544	-	2,618	-	544	2,618	3,162	1,498	Oct-86	6/3/85	3-40 yrs.
Less: Provision for impairment of real estate		-	-	(299)	-	(41)	(258)	(299)	-
Lakeside Tower	(b)	834	-	10,017	-	824	10,027	10,851	5,791	Mar-88	6/3/85	3-40 yrs.
One Parkside	(c)	529	-	5,936	-	523	5,942	6,465	2,846	Feb-92	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(700)	-	(65)	(635)	(700)	-
Two Parkside	(c)	330	-	7,661	-	1,315	6,676	7,991	3,338	Jan-96	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		(36)	-	-	-	(36)	-	(36)	-
Brier Corporate Center	(c)	651	-	15,011	-	651	15,011	15,662	6,398	Jan-05	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(436)	-	-	(436)	(436)	-
Three Parkside		-	-	5,950	-	-	5,950	5,950	1,338	May-07	6/3/85	5-40 yrs.
Less: Provision for impairment of real estate		-	-	(2,300)		-	(2,300)	(2,300)	-

Commercial Office -
784 East Hospitality	(b)	786	-	1,998	-	780	2,004	2,784	983	Jan-95	6/3/85	5-40 yrs.
Outback Steakhouse	(b)	-	-	837	-	157	680	837	299	Jan-96
Palm Court Retail #3	(b)	249	-	747	-	242	754	996	346	Jan-96	6/3/85	15-40 yrs.
Less: Provision for impairment of real estate		-	-	(131)	-	-	(131)	(131)	-
690 East Hospitality	(b)	341	-	728	-	869	200	1,069	396	Nov-03	6/3/85	15-40 yrs.

	48,395	6,684	-	58,566	-	7,942	57,308	65,250	30,382
Land held for development:
0.3 acres	-	166	-	285	-	451	-	451	-	N/A	6/3/85	N/A
4.1 acres	-	1,500	-	356	-	1,856	-	1,856	-	Feb-07	6/3/85	N/A
Less: Provision for impairment of real estate	-	-	-	(820)	-	(820)	-	(820)	-
	-	1,666	-	(179)	-	1,487	-	1,487	-

TOTAL	$48,395	$8,350	$-	$58,387	$-	$9,429	$57,308	$66,737	$30,382

(a)	The aggregate cost of land and buildings for federal income tax purposes is $113,714.
(b)	One Carnegie, Carnegie Business Center II, Lakeside Tower, 784 East Hospitality, Outback Steakhouse, Palm Court Retail III and 690 East Hospitality are collateral for debt in the aggregate amount of $22,690.
(c)	Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza collateral for debt in the aggregate amount of $25,705.

continued

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31, 2014 and 2013:

	2014	2013
Investments in real estate:
Balance at beginning of year	$66,904	$78,237
Additions during year	1,224	1,017
Write-off of fully depreciated rental property	(1,391)	(2,333)
Sales of real estate	-	(10,017)

Balance at end of year	$66,737	$66,904

Accumulated Depreciation:

Balance at beginning of year	$29,608	$31,673
Additions charged to expense	2,165	3,229
Write-off of fully depreciated rental property	(1,391)	(2,333)
Sales of real estate	-	(2,961)

Balance at end of year	$30,382	$29,608

See accompanying independent registered public accounting firm’s report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(2.1)	Plan of Liquidation of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467, is incorporated herein by reference).

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)

Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-k dated March 27, 2014, file number 0-16467, is incorporated herein by reference).

(3.5)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Promissory note in the amount of $9,600,000 dated May 9, 1996 secured by Deeds of Trust on three of the Partnership Properties (filed as Exhibit 10.3 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.3)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.4)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.5)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.8)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.9)	Promissory note in the amount of $26,800,000 dated November 15, 2005 secured by Deeds of Trust on seven of the Partnership’s Properties (filed as Exhibit 10.5 to the Partnership’s report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference).

(10.10)	Promissory note in the amount of $30,000,000 dated April 13, 2006 secured by Deeds of Trust on four of the Partnership’s Properties (filed as Exhibit 10.6 to the Partnership’s report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference).

(31)	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.

(32)	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner of the Partnership.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

