Form 10-Q
period 2015-03-31
RANCON REALTY FUND V
filed 2015-05-14
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$23,012	$7,125
Accounts receivable, net	1,574	-
Deferred costs, net of accumulated amortization of $719 as of
December 31, 2014	-	88
Prepaid expenses and other assets	238	162
Assets held for sale	-	40,621
Total assets	$24,824	$47,996

Liabilities and Partners’ Equity (Deficit)
Liabilities:
Notes payable	$-	$48,395
Accounts payable and other liabilities	633	194
Deferred gain on disposition of assets	1,260	-
Liabilities related to assets held for sale	-	651
Total liabilities	1,893	49,240

Commitments and contingent liabilities (Note 8)

Partners’ Equity (Deficit):
General Partner	(1,095)	(2,434)
Limited partners, 83,898 limited partnership units outstanding
as of March 31, 2015 and December 31, 2014	24,026	1,190

Total partners’ equity	22,931	(1,244)

Total liabilities and partners’ equity	$24,824	$47,996

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Discontinued Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue
Rental revenue and other	$2,035	$2,047
Tenant reimbursements	125	105
Total operating revenue	2,160	2,152

Expenses
Property operating expenses	1,250	1,277
Depreciation and amortization	-	841
General and administrative	299	425
Total operating expenses	1,549	2,543

Income (loss)	611	(391)

Interest expense (including amortization of loan fees)	(552)	(705)

Income (loss) from discontinued operations	59	(1,096)

Loss on extinguishment of debt	(2,549)	-
Gain on sale	26,665	-
Net income (loss)	$24,175	$(1,096)

Basic and diluted net income (loss) per limited partnership unit	$272.19	$(13.06)

Weighted average number of limited partnership units outstanding	83,898	83,898

The accompanying notes are an integral part of these consolidated financial statements.

4

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity

For the three months ended March 31, 2015

(in thousands)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance (deficit) at December 31, 2014	$(2,434)	$1,190	$(1,244)

Net income	1,339	22,836	24,175

Balance (deficit) at March 31, 2015	$(1,095)	$24,026	$22,931

The accompanying notes are an integral part of these consolidated financial statements.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

 (in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$24,175	$(1,096)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	-	841
Amortization of loan fees, included in interest expense	-	21
Loss on early extinguishment of debt	2,549	-
Gain on sale of real estate	(26,665)	-
Changes in certain assets and liabilities:
Accounts receivable	(1,417)	(21)
Deferred costs	(496)	(28)
Prepaid expenses and other assets	217	(219)
Deferred gain on disposition of assets	1,260	-
Accounts payable and other liabilities	(47)	32
Prepaid rent	(164)	38

Net cash used in operating activities	(588)	(432)

Cash flows from investing activities:
Additions to real estate investments	(1,219)	(10)
Proceeds from sale of real estate	68,550	-

Net cash provided by (used in) investing activities	67,331	(10)

Cash flows from financing activities:
Notes payable principal payments	(48,395)	(286)
Payment of prepayment penalties	(2,461)	-

Net cash used in financing activities	(50,856)	(286)

Net increase (decrease) in cash and cash equivalents	15,887	(728)

Cash and cash equivalents at beginning of period	7,125	10,323

Cash and cash equivalents at end of period	$23,012	$9,595

Supplemental disclosure of cash flow information:

Cash paid for interest	$552	$684

Supplemental disclosure of non-cash operating activities:

Write-off of fully depreciated rental property assets	$-	$224

Write-off of fully amortized deferred costs	$-	$133

Supplemental disclosure of non-cash investing activities:

Note receivable from sale of real estate	$-	$-

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

As of March 31, 2015, there were 83,898 Units (“Units”) outstanding.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold. With the sale of all the properties, dissolution will continue but can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specific time frame.

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

The terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its tax capital account. Such deficit will not exist as a result of the allocation to the General Partners pursuant to the terms of the Partnership Agreement of taxable gains from the sale of the properties owned by the Partnership.

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

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements (Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Partnership and its subsidiaries as of March 31, 2015 and December 31, 2014, the consolidated results of discontinued operations of the Partnership and its subsidiaries for the three months ended March 31, 2015 and 2014, the consolidated statement of partners’ equity for the three months ended March 31, 2015 and cash flows of the Partnership for the three months ended March 31, 2015 and 2014. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

In the opinion of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2015 and December 31, 2014, and the related consolidated statements of discontinued operations and cash flows for the three months ended March 31, 2015 and 2014, and the consolidated statement of partners’ equity for the three months ended March 31, 2015.

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

The Partnership periodically classified real estate as held for sale. An asset is classified as held for sale after the approval of Management and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2014, the Partnership had eight office properties and four retail properties classified as held for sale on the consolidated balance sheet.

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

Sales of Real Estate

The Partnership recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property.  For the year ended December 31, 2014, each property is deemed a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of a disposal transaction or the property is classified as held for sale. Beginning January 1, 2015, the Partnership adopted ASU No. 2014-08 which clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly collateralized by a property classified as a discontinued operation.

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

Net income (loss) per Unit is as follows (in thousands, except for weighted average units and per unit amounts):

	For the three months ended
	March 31, 2015		March 31, 2014
	General	Limited	General	Limited
Income (loss) allocation:	Partner	Partners	Partner	Partners

Net income (loss)	$1,339	$22,836	$-	$(1,096)

Weighted average number of limited partnership units outstanding during each period		83,898		83,898

Basic and diluted income (loss) per limited partnership unit		$272.19		$(13.06)

The calculation of net income (loss) per Unit assumes that the income (loss) otherwise allocable to the limited partners is first used to fund distributions to the General Partner. As discussed in Note 1, the terms of the Partnership Agreement call for the General Partner to restore any deficits that may exist in its tax capital account. Such deficit will not exist as a result of the allocation to the General Partners pursuant to the terms of the Partnership Agreement of taxable gains from the sale of the properties owned by the Partnership.

Income Taxes

Income taxes on Partnership income are the responsibility of the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements. The Partnership determines whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of changes to tax laws, regulations and interpretations thereof. As of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are 2011, 2012, 2013 and 2014.

The Partnership files US Federal tax returns and state tax returns in California, Georgia, Indiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania and West Virginia.

Reference to 2014 audited consolidated financial statements

These unaudited consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Partnership’s December 31, 2014 audited consolidated financial statements on Form 10-K.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for the reporting periods beginning after December 15, 2014. The Partnership adopted this guidance effective January 1, 2015. As the assets that this guidance applies to were classified as held for sale as of September 30, 2014 in accordance with ASC 360-10-45-9, the adoption of this standard has no impact on the consolidated financial statements of the Partnership.

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

That are Presented Separately in the Consolidated Balance Sheet

(in thousands)

December 31,
2014
Carrying amounts of major classes of assets included as part of assets held for sale:

Investments in real estate: Rental properties net	$36,355

Accounts receivable, net	157
Deferred costs, net of accumulated amortization	1,578
Prepaid expenses and other assets	2,531

Total assets classified as held for sale	$40,621

Carrying amounts of major classes of liabilities included as part of assets held for sale:

Accounts payable and other liabilities	$487
Prepaid rent	164

Total liabilities	$651

Investments in real estate held for sale consist of the following (in thousands):

December 31,
2014
Land	$7,893
Land improvements	1,536
Buildings	46,970
Building and tenant improvements	10,338
66,737
Less: accumulated depreciation	(30,382)
Total rental properties, net	$36,355

As of March 20, 2015, the Partnership’s rental properties had been sold.

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements (Unaudited)

Note 4. DISPOSITION OF RENTAL PROPERTY

During the first quarter of 2015, all of the Partnership’s rental properties were sold. 690 E. Hospitality was sold on January 15, 2015 for $3,100,100, Outback was sold on January 23, 2015 for $2,024,100, Palm Retail 3 was sold on March 12, 2015 for $2,400,000 and the remainder of the portfolio was sold in one transaction on March 20, 2014 for $66,775,000.

Note 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Note payable #1 collateralized by first deeds of trust on seven properties. The note had a fixed interest rate of 5.46%, a maturity date of January 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $151.	$-	$22,690

Note payable #2 collateralized by first deeds of trust on four properties. The note had a fixed interest rate of 5.61%, a maturity date of May 1, 2016 with a 30-year amortization requiring monthly principal and interest payments of $173.	-	25,705
Total notes payable	$-	$48,395

Note payable #1 was collateralized by 784 East Hospitality, Carnegie Business Center II, Lakeside Tower, Outback Steakhouse, 690 East Hospitality, Palm Court Retail III and One Carnegie Plaza and Note payable #2 was collateralized by Brier Corporate Center, One Parkside, Two Parkside and Two Carnegie Plaza. As buildings were sold in 2015, the proceeds were used to pay down the notes payable and upon the closing of the final sale on March 20, 2015, the notes were repaid in full.

Note 6. RELATED PARTY TRANSACTIONS

Glenborough LLC earns fees from the Partnership as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement is in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Partnership. The terms and conditions of the Agreement are to perform services for the following fees:

	Three Months Ended
	March 31,	March 31,
	2015	2014

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying consolidated statements of operations	$60,000	$54,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	27,000	8,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	313,000	63,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	160,000	7,000
(v) a sales fee of 1% for all properties	768,000	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	19,000	30,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	8,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of March 31, 2015, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the Units.

In addition, an affiliate of the General Partner, unrelated to Glenborough LLC, earned $371,495 in sales fees during the first quarter of 2015, net in the gain on sale.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our December 31, 2014 audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation and Dissolution became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold. With the sale of all the properties, dissolution will continue but can be a complex process that may depend on a number of factors, most of which are beyond the Partnership’s control. There can be no assurance that the dissolution will be completed within a specific time frame.

Overview

Tri-City Properties

As of March 31, 2015, all of our rental properties previously consisting of eight office and four retail properties, aggregating approximately 668,000 rentable square feet, of which 625,000 square feet were office space, and 43,000 square feet were retail space, had been sold.

Results of Discontinued Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Revenue

Rental revenue and other decreased by $12,000, or 1% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to the sales of the properties.

Tenant reimbursements increased $20,000 or 19%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to an increase in reimbursements from tenants for work orders.

Expenses

Property operating expenses decreased by $27,000, or 2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the sales of the properties.

Depreciation and amortization decreased by $841,000, or 100%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as the assets were classified as held for sale as of September 30, 2014 at which point depreciation and amortization ceased.

General and administrative expenses decreased by $126,000, or 30%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to high investor relations costs relating to the dissolution proxy in the first quarter of 2014.

Interest expense decreased by $153,000, or 22%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the early extinguishment of debt as properties were sold.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $23,012,000 and all notes payable had been paid in full.

Cash flows

Cash used in operating activities was $588,000 for the three months ended March 31, 2015 as compared to cash used in operating activities of $432,000 for the three months ended March 31, 2014 due to changes in certain assets and liabilities including deferred gain on sale, accounts receivable, deferred costs and prepaid expenses.

Cash provided by investing activities was $67,331,000 for the three months ended March 31, 2015 as compared to cash used in investing activities of $10,000 for the three months ended March 31, 2014 due to the proceeds from the sale of real estate.

Cash used in financing activities was $50,856,000 for the three months ended March 31, 2015 as compared to $286,000 for the three months ended March 31, 2014. The increase was due to the payoff of the notes payable and related prepayment penalties.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no change to our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to our belief that we will be able to complete our dissolution within a certain timeframe.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We assume no obligation to update or supplement any forward looking-statement.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Purchase and Sale Agreement between the Partnership, Rancon Realty Fund IV Subsidiary, LLC and Tri City Grand Avenue Partners, LLC, dated January 16, 2015.

31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON REALTY FUND V,
a California limited partnership

	By:	Rancon Financial Corporation
a California corporation,
its General Partner

Date: May 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, President

Date: May 14, 2015	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson, General Partner

EXHIBIT INDEX

RANCON REALTY FUND V,

A CALIFORNIA LIMITED PARTNERSHIP

Exhibit 10	Purchase and Sale Agreement between the Partnership, Rancon Realty Fund IV Subsidiary, LLC and Tri City Grand Avenue Partners, LLC, dated January 16, 2015.

Exhibit 31	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32	Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of the General Partner Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

