Form 10-K
period 2015-12-31
RANCON REALTY FUND V
filed 2016-03-24
CIK 769131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 0-16467*

THE RANCON REALTY FUND V LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

California . (State or other jurisdiction Of incorporation or organization)	33-0098488 . (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California (Address of principal executive offices)	94402-1708 (Zip Code)

 Registrant’s telephone number, including area code (650) 343-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended. * Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. * Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. * ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

No market for the Beneficial Interests exists and therefore a market value for such Beneficial Interest cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: None

*The Rancon Realty Fund V Liquidating Trust is the transferee of the assets and liabilities of Rancon Realty Fund V, A California Limited Partnership, and files reports under the Commission file number for Rancon Realty Fund V, A California Limited Partnership. Rancon Realty Fund V, A California Limited Partnership filed a Form 15 on August 13, 2015, indicating its notice of termination of registration and filing requirements.

INDEX

THE RANCON REALTY FUND V LIQUIDATING TRUST

Part I

Item 1.	Business

Rancon Realty Fund V, a California Limited Partnership (“the Partnership”), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing, operating and disposing of real property. The Partnership was organized in 1985 and reached final funding in February 1989. The general partners of the Partnership were Daniel L. Stephenson and Rancon Financial Corporation (“RFC”), hereinafter collectively referred to as the “General Partner”. RFC is wholly-owned by Daniel L. Stephenson. The Partnership had no employees.

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre (“Tri-City”) and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Except for two properties which are still owned by Rancon Realty Fund IV (“Fund IV”), a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof have been sold to third parties.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation and Dissolution adopted by the General Partner on April 10, 2014 (the “Plan of Liquidation”). The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold.

The Plan of Liquidation authorized the General Partners to transfer and assign the Partnership’s remaining assets to a liquidating trust to facilitate the Partnership’s dissolution. In furtherance of the Plan of Liquidation, on July 29, 2015, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with RFC, as trustee of the Liquidating Trust (the “Trustee”), in connection with the formation of The Rancon Realty Fund V Liquidating Trust (the “Liquidating Trust” or the “Trust”). In accordance with the Liquidating Trust Agreement, on August 12, 2015, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of August 12, 2015, the Partners, as beneficiaries of the Liquidating Trust (“Beneficiaries”), received beneficial interests in the Liquidating Trust (the “Beneficial Interests”). The purpose of the Liquidating Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On August 13, 2015, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Securities and Exchange Commission (the “Commission”), terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Overview of Sale of the Property

During the first quarter of 2015, all of the Partnership’s rental properties were sold. 690 E. Hospitality was sold on January 15, 2015 for $3,100,100, Outback was sold on January 23, 2015 for $2,024,100, Palm Retail 3 was sold on March 12, 2015 for $2,400,000 and the remainder of the portfolio was sold in one transaction on March 20, 2015 for $66,775,000.

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

Distributions

The Liquidating Trust Agreement provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. On December 17, 2015, the Trust made its first liquidating distribution to Beneficiaries in the aggregate amount of $19,500,000. After giving effect to the initial liquidating distribution, as of December 17, 2015, the Liquidating Trust retained approximately $4,291,000 in assets, and had approximately $875,000 in estimated expenses, leaving approximately $3,416,000 available to be distributed to Beneficiaries. Although it is estimated that the Liquidating Trust will make a final distribution in approximately that amount, there can be no assurance of the amount that will be available for the final distribution from the Liquidating Trust after all of the liabilities of the Partnership and expenses of administering the Liquidating Trust have been paid.

Item 1A.	Risk Factors

Risk associated with our liquidation.

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan of Liquidation and the timing and amount of future liquidating distributions to Beneficiaries. As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to Beneficiaries.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to Beneficiaries. The precise nature, amount and timing of any future distribution to Beneficiaries will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses.

Beneficial Interests are not transferable.

There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to Beneficiaries.

Liabilities and expenses from operations, such as legal, accounting and investor services fees and other operating expenses, will continue to be incurred as we complete the Plan of Liquidation. These expenses and liabilities will reduce the amount of assets available for future distribution to Beneficiaries.

Our Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

Similar to the liquidation of any fund, including had we remained as a partnership, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our Beneficiaries could be held liable for the payment to creditors of such Beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each Beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our beneficiaries under the Liquidating Trust Agreement.

 A Successor Trustee may need to be appointed to complete the Plan of Liquidation, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of the resignation of the Trustee, a successor trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2015, the Trust no longer owned any properties.

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against us in the normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

Beneficiaries

As of December 31, 2015, there were 7,156 holders of Beneficial Interests in the Trust. The rights of Beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Beneficial Interest in the Trust.

Distributions

There were no distributions from the Partnership during 2014 or 2015. On December 17, 2015, following the dissolution of the Partnership, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $19,500,000 to the Beneficiaries of the Trust, which amount was to be apportioned pro rata according to their Beneficial Interests in the Trust.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the unaudited financial statements, including the notes thereto, included in Item 15 of Part IV.

Background

The Partnership’s initial acquisition of property in 1985 consisted of approximately 76.21 acres of partially developed and unimproved land located in San Bernardino, California. The property is part of a master-planned development of approximately 153 acres known as Tri-City Corporate Centre and is zoned for mixed commercial, office, hotel, transportation-related, and light industrial uses. Except for two properties which are still owned by Fund IV, a limited partnership sponsored by the General Partner of the Partnership, all of the parcels thereof have been sold to third parties.

The Partnership commenced on May 8, 1985 and had a term which was set to expire on December 31, 2015 in accordance with the provisions of the Partnership Agreement. On April 21, 2014, the Partnership sent a Consent Solicitation Statement to its Limited Partners seeking their consent to the dissolution of the Partnership prior to December 31, 2015, in accordance with the terms of the Partnership Agreement and as detailed by a Plan of Liquidation adopted by the General Partner on April 10, 2014. The dissolution required the approval of Limited Partners holding 50% of the outstanding units. On May 8, 2014, the dissolution was approved by Limited Partners holding 50% of the outstanding units, and the Plan of Liquidation became effective. Consequently the General Partner began an orderly sale of the Partnership’s assets and on March 20, 2015, the last property was sold.

The Plan of Liquidation authorized the General Partners to transfer and assign the Partnership’s remaining assets to a liquidating trust to facilitate the Partnership’s dissolution. In furtherance of the Plan of Liquidation, on July 29, 2015, the Partnership entered into the “Liquidating Trust Agreement with RFC, as Trustee, in connection with the formation of the Liquidating Trust. In accordance with the Liquidating Trust Agreement, on August 12, 2015, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of August 12, 2015, the Partners, as the Beneficiaries of the Liquidating Trust, received Beneficial Interests in the Liquidating Trust. The purpose of the Liquidating Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On August 13, 2015, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Commission, terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Liquidation Basis of Accounting and Plan of Liquidation

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our Beneficiaries will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable on any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until termination of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to Beneficiaries.

Critical Accounting Policies

Although our financial statements and accompanying notes are prepared without audit, they continue to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable sections of Regulation S-X promulgated by the SEC. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by the Trust in executing the Plan of Liquidation for all periods subsequent to August 12, 2015, and will continue as the basis of accounting for the Trust.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2015, such costs were estimated at approximately $800,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Liquidation. If there are delays in executing the Plan of Liquidation, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On August 12, 2015, the remaining net assets of the Partnership, consisting primarily of $22,559,000 in cash, which were transferred to the Trust.

As of December 31, 2015, net assets in liquidation of the Trust totaled $3,371,000, as follows:

Assets

As of December 31, 2015, the Trust retained approximately $4,311,000 in assets, comprised of $2,890,000 in cash and cash equivalents, the right to receive up to $1,260,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $161,000 in receivables. The Purchase and Sale Agreement required the Partnership to deposit $1,260,000 in an escrow account held by a title company for a period of nine months from the closing of the sale of the Property on March 20, 2015 as security for any claim made by the buyer for breach of any of the Partnership’s representations in the Purchase and Sale Agreement. All of these funds were returned to the Trust on January 8, 2016 and are available for one or more additional liquidating distributions in amounts and on dates to be determined. However, there can be no assurance that there will be sufficient funds available to make any such future liquidating distributions.

Liabilities

As of December 31, 2015, the Trust retained approximately $140,000 in liabilities, comprised of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $800,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets. An unaudited statement of operations for the period representing the current year prior to the existence of the Trust has been provided for informational purposes.

Changes in Net Assets (in thousands, except units outstanding):

December 31,
2015
Net assets in liquidation	$3,371,000
Number of beneficial units outstanding at each respective date	83,898
Net asset value per unit	$40.18

For the period August 12, 2015 to December 31, 2015

Net assets in liquidation decreased $19,500,000, during the period August 12, 2015 to December 31, 2015. The decrease in our net assets in liquidation is the result of the Trustee having authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $19,500,000 to the Beneficiaries of the Trust, which amount was to be apportioned pro rata according to their Beneficial Interests.

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $2,890,000 plus our January 8, 2016 collected additional escrow proceeds of $1,260,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2015. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Liquidation for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2015, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Liquidation.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2015 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and all banking arrangements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

For information with respect to this item, see Financial Statements and Financial Statement Schedule as listed in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Chairman of the Trustee, who performs the equivalent functions of the principal executive officer and principal financial officer of the Trust, has evaluated the disclosure controls and procedures of the Trust (as successor to the Partnership) as of the end of the period covered by this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Trust that are designed to ensure that information required to be disclosed by the Trust in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon his evaluation, the Chairman of the Trustee has concluded that the Trustee’s disclosure controls and procedures were effective such that the information required to be disclosed by the Trust in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to the Trustee’s management, including the Trustee’s Chairman, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”), included in the financial statements included as an exhibit to this report.

There have not been any changes in the Trust’s internal control over financial reporting identified in connection with Management’s Report that occurred during the fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. Rancon Financial Corporation, as Trustee, manages the business affairs and assets of the Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the copies of beneficial ownership reports filed pursuant to Section 16(a) of the Exchange Act received by the Partnership during the fiscal year ended December 31, 2015, the Trust believes that, during such fiscal year all such ownership reports were filed on a timely basis.

Code of Ethics

The Trust has not adopted a “code of ethics” as defined in rules adopted by the SEC.  Because the Trust does not have any employees, the Trust has determined that adopting a code of ethics would not appreciably improve the Trust’s ability to deter wrongdoing or promote the conduct set forth in such SEC rules.

Item 11.	Executive Compensation

As of December 31, 2015, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On August 12, 2015, the Partnership transferred its remaining net assets to the Trust, and on August 13, 2015, the Partnership filed its Certificate of Cancellation with the Secretary of State of the State of California, which became effective on that date. There is no public market for Beneficial Interests in the Trust. Beneficial Interests in the Trust may not be transferred in any manner whatsoever (including, without limitation, by sale, exchange, gift, pledge or creation of a security interest) except (a) a bequest or inheritance in the case of the death of an individual Beneficiary, or (b) by operation of law, provided, however, that in no event shall any such transfer by operation of law take place unless the Trustee has received reasonable assurance that the transfer is in compliance with federal and state securities laws.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Trust has no officers or directors. The Trustee manages the Trust’s day-to-day business affairs and assets. Prior to the dissolution of the Partnership, the Trustee was a General Partner of the Partnership. The Trustee is a corporation wholly-owned by Daniel L. Stephenson.

Pursuant to the Liquidating Trust Agreement, the Trustee, and its officers, directors and affiliates (together, the “Indemnified Persons”), shall be indemnified, and may reimburse itself out of the Trust property, against and from any and all loss, cost, liability, expense or damage which any such Indemnified Person may sustain in connection with the Trust, provided that the same were not the result of negligence or misconduct on the part of such Indemnified Person. The Trust shall advance to each Indemnified Person all expenses incurred by such Indemnified Person in connection with the investigation, defense, settlement, or appeal of any claim or proceeding attributable to a matter described in the immediately preceding sentence. Such Indemnified Person shall promptly repay such amounts advanced only if it is ultimately determined that such Indemnified Person was not entitled to be indemnified by the Trust pursuant to the Liquidating Trust Agreement.

Item 14.	Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements and Financial Statement Schedules.

(a)(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust, as such, has no officers or directors, but is managed by the Trustee. The Trustee’s Chairman is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the management and directors of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Trust that could have a material effect on the financial statements of the Trust.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management determined that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

The Rancon Realty Fund V Liquidating Trust

Statement of Net Assets in Liquidation

As of December 31, 2015

(unaudited)

Assets
Cash and cash equivalents	$2,890,000
Receivables and other assets	1,421,000
4,311,000

Liabilities
Accounts payable and accrued expenses	140,000
Costs to be incurred during liquidation	800,000
940,000

Net assets in liquidation	$3,371,000

The accompanying notes are an integral part of this unaudited financial statement.

Rancon Realty Fund V, A California Limited Partnership

Statement of Discontinued Operations

For the Period January 1, 2015 to August 11, 2015

(unaudited)

Operating revenue	$2,097,000
Operating expenses:
Property operating expenses	1,203,000
General and administrative	555,000
Total operating expenses	1,758,000

Interest expense	552,000

Income from discontinued operations	1,206,000
Loss on extinguishment of debt	(2,549,000)
Gain on sale	26,665,000
Net income from discontinued operations	$23,903,000

The accompanying notes are an integral part of this unaudited financial statement.

The Rancon Realty Fund V Liquidating Trust

Statement of Changes in Net Assets in Liquidation

For the Period August 12, 2015 to December 31, 2015

(unaudited)

Net assets in liquidation, beginning of period	$—
Changes in net assets in liquidation:
Transfer from the Partnership	23,889,000
Costs to be incurred during liquidation	(1,018,000)
Net change in net assets in liquidation	22,871,000

Amount of authorized distribution	19,500,000

Net increase in net assets in liquidation	3,371,000
Net assets in liquidation, end of period	$3,371,000

The accompanying notes are an integral part of this unaudited financial statement.

The Rancon Realty Fund V Liquidating Trust

Notes to Unaudited Financial Statements

Note 1.	Description of Business

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to The Rancon Realty Fund V Liquidating Trust. The use of “the Partnership” refers to Rancon Realty Fund IV, A California Limited Partnership, except where the context otherwise requires.

On July 29, 2015, Rancon Financial Corporation, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (the “Liquidating Trust Agreement”), for the creation and operation of The Rancon Realty Fund V Liquidating Trust (the “Liquidating Trust” or the “Trust”). In accordance with the Liquidating Trust Agreement, on August 12, 2015, the Partnership transferred all of its remaining assets to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions of the Liquidating Trust Agreement. Also as of August 12, 2015, the Partners, as beneficiaries of the Liquidating Trust (“Beneficiaries”), received beneficial interests in the Liquidating Trust (the “Beneficial Interests”). The purpose of the Trust is to provide for the orderly liquidation of the assets transferred to it by the Partnership, to pay the liabilities of the Partnership and the expenses of administering the Liquidating Trust, and to make liquidating distributions to the Beneficiaries in accordance with their Beneficial Interests. The Liquidating Trust does not have any employees, officers or directors. The existence of the Liquidating Trust will terminate upon a date determined by the Trustee (the “Termination Date”) after the Trustee has distributed to all Beneficiaries, other than Beneficiaries who cannot be located (“Missing Beneficiaries”), all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, which is intended to take place within three years from the date of the Liquidating Trust’s formation; provided that the Trustee has the discretion to delay such final distribution if in its good faith determination it should not be made at that time, so long as such date is no more than 21 years after the date of the Liquidating Trust Agreement. The existence of the Liquidating Trust may, however, be extended beyond such three year term if the Trustee determines that the final distribution should not be made at that time. Notwithstanding such termination of the Liquidating Trust and the Trust Agreement on the Termination Date, the Liquidating Trust shall continue to exist for the purpose of winding up its affairs, collecting and discharging its remaining obligations, and disposing of its remaining assets, including disposing of any assets that are distributable to Missing Beneficiaries in accordance with applicable state laws regarding escheatment and abandoned property.

On August 13, 2015, the Partnership filed a Certificate of Cancellation with the California Secretary of State, cancelling the limited partnership, and filed a Form 15 with the Securities and Exchange Commission (the “Commission”), terminating the registration of the limited partnership units in the Partnership. Accordingly, the Partnership has ceased filing reports under the Securities Exchange Act of 1934. However, the Trustee will cause annual reports provided to Beneficiaries to be filed with the Commission under cover of Form 10-K and periodic reports provided to Beneficiaries to be filed with the Commission under cover of Form 8-K.

Note 2.	Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Partnership in executing the Plan of Liquidation for all periods subsequent to August 12, 2015, and will continue as the basis of accounting for the Trust. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Claims, liabilities and future expenses for operation of the Liquidating Trust will continue to be incurred until the Trust is terminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities and expenses. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

As of December 31, 2015, cash and cash equivalents total approximately $2,890,000, which consist of funds held in bank deposit accounts.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2015, the Trust held cash and cash equivalents and restricted cash of approximately $2,640,000 in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2015 include the following financial instruments: cash and cash equivalents, escrow proceeds deposit, receivables and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2015, such costs were estimated at approximately $800,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Income Taxes

We are treated as a grantor trust for federal income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal, state or foreign tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Note 3.	Commitments and Contingencies

Indemnifications

Pursuant to the Liquidating Trust Agreement, the Trustee, and its officers, directors and affiliates (together, the “Indemnified Persons”), shall be indemnified, and may reimburse itself out of the Trust property, against and from any and all loss, cost, liability, expense or damage which any such Indemnified Person may sustain in connection with the Trust, provided that the same were not the result of negligence or misconduct on the part of such Indemnified Person. The Trust shall advance to each Indemnified Person all expenses incurred by such Indemnified Person in connection with the investigation, defense, settlement, or appeal of any claim or proceeding attributable to a matter described in the immediately preceding sentence. Such Indemnified Person shall promptly repay such amounts advanced only if it is ultimately determined that such Indemnified Person was not entitled to be indemnified by the Trust pursuant to the Liquidating Trust Agreement.

Note 4.	Related Party Transactions

Glenborough LLC earned fees from the Trustee as prescribed by the Property Management and Services Agreement (the “Agreement”). The Agreement was in effect until the earlier of December 31, 2015 or the completion of the sale of all real property assets of the Trustee. The terms and conditions of the Agreement were to perform services for the following fees:

	For the year ended
	December 31,	December 31,
	2015	2014

(i) property management fees of 2.5% of gross rental revenue which were included in property operating expenses in the accompanying unaudited statements of operations	$67,000	$232,000
(ii) construction services fees which were capitalized and included in rental properties on the accompanying consolidated balance sheets	27,000	50,000
(iii) an asset and Partnership management fee which was included in general and administrative expenses in the accompanying consolidated statements of operations	500,000	250,000
(iv) leasing services fees which were included in deferred costs on the accompanying consolidated balance sheets	174,000	134,000
(v) a sales fee of 1% for all properties which was included in gains on sale of assets in the accompanying consolidated statements of operations	737,500	-
(vi) data processing fees which were included in property operating expenses in the accompanying consolidated statements of operations	43,000	119,000
(vii) engineering fees which were included in property operating expenses in the accompanying consolidated statements of operations	-	20,000

On October 1, 2010, Glenborough Holdings, LLC (Glenborough Holdings) transferred all of its interest in the Partnership to Glenborough Investors, LLC, which currently holds those units in its subsidiary, Glenborough Property Partners, LLC (“Glenborough Property Partners”). As part of the same transaction, Glenborough Holdings transferred its ownership of Glenborough LLC to Glenborough Investors, LLC, which currently holds the ownership interests in that entity in its subsidiary, Glenborough Service, LP, the parent of Glenborough Property Partners. As of December 31, 2015, Glenborough Property Partners, an affiliate of Glenborough LLC, held 11,565 or 13.78% of the beneficial interests.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RANCON REALTY FUND V LIQUIDATING TRUST

	By:	Rancon Financial Corporation a California corporation Trustee

Date: March 24, 2016	By:	/s/ Daniel L. Stephenson Daniel L. Stephenson, Chairman

EXHIBIT INDEX

Exhibit No.	Exhibit Title

(2.1)	Plan of Liquidation and Dissolution of the Partnership, dated April 10, 2014 (included as Appendix A to Schedule 14A dated April 21, 2014, file number 0-16467, is incorporated herein by reference).

(2.2)	Liquidating Trust Agreement of the Trust, dated July 29, 2015 (included as Exhibit 99.1 to the Form 8-K dated August 13, 2015, file number 0-16467, is incorporated herein by reference).

(3.1)	Amended and Restated Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated March 3, 1988, filed pursuant to Rule 424(b), File Number 2-97837, is incorporated herein by reference).

(3.2)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 1989 (filed as Exhibit 3.2 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.3)	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated March 11, 1992 (filed as Exhibit 3.3 to the Partnership’s annual report on Form 10-K for the fiscal year ended November 30, 1991, file number 0-16467, is incorporated herein by reference).

(3.4)	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated March 27, 2014 (included as exhibit 3.1 to the Form 8-K dated March 27, 2014, file number 0-16467, is incorporated herein by reference.

(3.5)	Limited Partnership Agreement of RRF V Tri-City Limited Partnership, A Delaware limited partnership of which Rancon Realty Fund V, A California Limited Partnership is the limited partner (filed as Exhibit 3.4 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1996, file number 0-16467, is incorporated herein by reference).

(10.1)	First Amendment to the Second Amended Management, administration and consulting agreement for services rendered by Glenborough Corporation dated August 31, 1998 (filed as Exhibit 10.1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 1998, file number 0-16467, is incorporated herein by reference).

(10.2)	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2003, file number 0-16467, is incorporated herein by reference).

(10.3)	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the period ended September 30, 2004, is incorporated herein by reference).

(10.4)	First Amendment to Property Management and Services Agreement dated March 30, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.5)	Second Amendment to Property Management and Services Agreement dated December 1, 2005 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.6)	Third Amendment to Property Management and Services Agreement dated May 1, 2006 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(10.7)	Fourth Amendment to Property Management and Services Agreement dated March 1, 2009 (filed as Exhibit 10.7 to the Partnership’s current report on Form 8-K filed with the SEC on February 27, 2009, is incorporated herein by reference).

(31)	Section 302 Certification of the Trustee of the Trust.

(32)	Section 906 Certification of the Trustee of the Trust.*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the SEC or subject to the rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.